Form 10-Q
period 2023-09-30
SMC Entertainment, Inc.
filed 2023-12-22
CIK 1497230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ________

Commission File No. 000-56558

SMC ENTERTAINMENT, INC.

(Exact name of the small business issuer as specified in its charter)

Nevada
(State of either jurisdiction of
Incorporation or Organization)

59170 Glades Road Suite 150

Boca Raton, FL 33434

(Address of principal executive offices)

(360) 820-5973

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting Company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐   No ☒

The number of shares of Common Stock, $0.001 par veralue of the registrant outstanding at December 19, 2023 was 1,315,960,743

FORM 10-Q

For the Quarterly Period Ended September 30, 2023

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SMC ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2023	2022
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash	$17,917	$2,350
Receivable	300,000	300,000
Prepaids and other current assets	-	6,000
Total Current Assets	317,917	308,350

Goodwill	10,876,694	-
Intangible assets. net	12,700,000	-
Total Assets	$23,894,611	$308,350

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued liabilities	$96,313	$30,044
Accrued compensation	1,343,835	926,835
Due to related parties	22,394	15,625
Convertible notes and accrued interest	1,225,090	1,154,805
Derivative liability	608,344	536,399
Total Current Liabilities	3,295,976	2,663,708

Total Liabilities	3,295,976	2,663,708

Shareholders’ Deficit:
Series A Preferred stock, $0.001 par value, 1,000,000 shares authorized; 990,346 shares issued and outstanding	990	990
Series B Preferred stock, $10.00 par value, 4,500,000 shares authorized; 2,500,000 and 0 shares issued and outstanding, respectively	2,500	-
Common stock $0.001 par value, 3,000,000,000 shares authorized; 1,315,960,743 and 962,535,830 shares issued and outstanding, respectively	1,315,961	962,536
Common stock to be issued	19,700	23,500
Additional paid-in capital	37,800,075	12,657,620
Accumulated deficit	(18,540,591)	(16,000,004)
Total Stockholders’ Deficit	20,598,635	(2,355,358)
Total Liabilities and Stockholders’ Deficit	$23,894,611	$308,350

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SMC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating Expenses:
General and administrative	$110,904	$41,355	$245,754	$201,462
Compensation expense – related party	233,100	144,600	521,200	2,813,075
Amortization expense	727,500	-	1,455,000	-
Total operating expenses	1,071,504	185,955	2,221,954	3,014,537

Loss from operations	(1,071,504)	(185,955)	(2,221,954)	(3,014,537)

Other income (expense):
Interest expense	(8,002)	(24,451)	(21,428)	(64,291)
Gain on conversion of debt	7,638	-	7,638	-
Change in fair value of derivative	24,082	234,435	(259,028)	1,376,380
Loss on conversion of debt	(45,815)	-	(45,815)	-
Other income	-	20,000	-	20,000
Total Other (Expense) Income	(22,097)	229,984	(318,633)	1,332,089

Net (Loss) Income	$(1,093,601)	$44,029	$(2,540,587)	$(1,682,448)

Net (loss) income per share – basic and diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average shares outstanding, basic and diluted	1,275,319,438	939,080,415	1,121,275,825	924,006,293

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SMC ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three and Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Common Stock to Be	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	Deficit
Balance, December 31, 2022	990,346	$990	-	$-	962,535,830	$962,536	$12,657,620	$23,500	$(16,000,004)	$(2,355,358)
Common stock issued for conversion of debt	-	-	-	-	63,000,000	63,000	88,200	-	-	151,200
Common stock issued for services – related party	-	-	-	-	-	-	-	4,350	-	4,350
Common stock issued for services	-	-	-	-	17,206,731	17,207	12,793	(15,000)	-	15,000
Net loss	-	-	-	-	-	-	-	-	(430,907)	(430,907)
Balance, March 31, 2023	990,346	990	-	-	1,042,742,561	1,042,743	12,758,613	12,850	(16,430,911)	(2,615,715)
Common stock issued for services	-	-	-	-	19,318,182	19,318	3,182	-	-	22,500
Common stock issued for services – related party	-	-	-	-	-	-	-	4,050	-	4,050
Preferred stock issued for acquisition	-	-	2,500,000	2,500	-	-	24,997,500	-	-	25,000,000
Common stock issued for conversion of debt	-	-	-	-	100,000,000	100,000	40,000	-	-	140,000
Net loss	-	-	-	-	-	-	-	-	(1,016,079)	(1,016,079)
Balance, June 30, 2023	990,346	990	2,500,000	2,500	1,162,060,743	1,162,061	37,799,295	16,900	(17,446,990)	21,534,756
Common stock issued for services – related party	-	-	-	-	100,000,000	100,000	(10,000)	2,800	-	92,800
Common stock issued for conversion of debt	-	-	-	-	53,900,000	53,900	10,780	-	-	64,680
Net loss	-	-	-	-	-	-	-	-	(1,093,601)	(1,093,601)
Balance, September 30, 2023	990,346	$990	2,500,000	$2,500	1,315,960,743	$1,315,961	$37,800,075	$19,700	$(18,540,591)	$20,598,635

	Series A Preferred Stock		Common Stock		Additional Paid-in	Common Stock to Be	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	Deficit
Balance, December 31, 2021	989,626	$990	722,126,974	$722,127	$10,203,064	$68,450	$(14,769,709)	$(3,775,078)
Common stock issued for conversion of debt	-	-	72,000,000	72,000	59,040	-	-	131,040
Common stock issued for services – related party	-	-	175,000,000	175,000	2,187,500	25,300	-	2,387,800
Common stock issued for services	-	-	3,193,830	3,194	23,906	-	-	27,100
Common stock cancelled	-	-	(43,000,000)	(43,000)	43,000	-	-	-
Net loss	-	-	-	-	-	-	(1,218,781)	(1,218,781)
Balance, March 31, 2022	989,626	990	929,320,804	929,321	12,516,510	93,750	(15,988,490)	(2,447,919)
Common stock issued for services – related party	-	-	-	-	-	10,675	-	10,675
Common stock issued for services	-	-	5,525,454	5,525	19,875	-	-	25,400
Net loss	-	-	-	-	-	-	(507,696)	(507,696)
Balance, June 30, 2022	989,626	990	934,846,258	934,846	12,536,385	104,425	(16,496,186)	(2,919,540)
Common stock issued for services – related party	-	-	15,000,000	15,000	101,925	(104,425)	-	12,500
Common stock issued for services	-	-	6,804,957	6,805	15,695	-	-	22,500
Net income	-	-	-	-	-	-	44,029	44,029
Balance, September 30, 2022	989,626	$990	956,651,215	$956,651	$12,654,005	$-	$(16,452,157)	$(2,840,511)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SMC ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(2,540,587)	$(1,682,448)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services – related party	101,200	2,410,975
Common stock issued for services	37,500	72,100
Change in fair value of derivative	316,528	(1,376,380)
Gain on conversion of debt	(7,638)	-
Loss on conversion of debt	45,815	-
Debt discount	-	4,600
Amortization expense	1,455,000	-
Changes in operating assets and liabilities:
Prepaids	6,000	(6,000)
Accounts payable and accrued liabilities	6,551	30,000
Accrued interest	35,042	59,692
Accrued compensation – related party	417,000	316,960
Net cash used in operating activities	(127,589)	(170,501)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities:
Cash overdraft assumed with acquisition	(425)	-
Proceeds from loan – related party	5,000	-
Proceeds from loans	138,581	181,751
Net cash provided by financing activities	143,156	181,751

Net change in cash	15,567	11,250
Cash at beginning of period	2,350	3,445
Cash at end of period	$17,917	$14,695

Supplemental schedule of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash activity
Debt converted to common stock	$30,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SMC ENTERTAINMENT, INC.

Notes to Consolidated Unaudited Financial Statements

September 30, 2023

NOTE 1 — DESCRIPTION OF BUSINESS AND HISTORY

SMC Entertainment, Inc. (the “Company” or “SMC”) was incorporated in the State of Nevada on January 23, 1998, under the name of Professional Recovery Systems, Ltd.

On April 21, 2023, the Company completed its acquisition of AI-enabled wealth management technology platform provider, Fyniti Global Equities EBT Inc. (“Fyniti”) for 2,500,000 shares of Series B $10.00 Preferred Stock.

Fyniti, (www.fyniti.com, www.fynitiiq.com) is a Fintech developer and provider of technology that combines Artificial Intelligence/Machine Learning (AI/ML) driven Quantitative investing (IQ Engine) with AI-enabled wealth management Electronic Block Trading (“EBT”) technology.

NOTE 2 — SUMMARY OF SIGNIFICANT POLICIES

Basis of presentation

The Company’s unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending December 31, 2023. These unaudited financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 2022.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates and judgments are based on historical information, information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Significant estimates include the fair value for derivatives. Actual results could differ from those estimates.

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount (“FDIC”).

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of September 30, 2023 and December 31, 2022.

Basic and Diluted Earnings Per Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. Diluted amounts are not presented when the effect of the computations are anti-dilutive due to the losses incurred. Accordingly, there is no difference in the amounts presented for basic and diluted loss per share.

Stock-based Compensation

We account for equity-based transactions with employees and non-employees under the provisions of FASB ASC Topic 718, “Compensation – Stock Compensation” (Topic 718), which establishes that equity-based payments to employees and non-employees are recorded at the grant date the fair value of the equity instruments the entity is obligated to issue when the employees and non-employees have rendered the requisite service and satisfied any other conditions necessary to earn the right to benefit from the instruments. Topic 718 also states that observable market prices of identical or similar equity or liability instruments in active markets are the best evidence of fair value and, if available, should be used as the basis for the measurement for equity and liability instruments awarded in these share-based payment transactions. However, if observable market prices of identical or similar equity or liability instruments are not available, the fair value shall be estimated by using a valuation technique or model that complies with the measurement objective, as described in FASB ASC Topic 718.

Derivative Financial Instruments

The Company evaluates its convertible notes to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP) and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3: Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable amates the fair value of such instruments as the notes bear interest rates that are consistent with current market rates.

The following table classifies the Company’s asset measured at fair value on a recurring basis into the fair value hierarchy as of September 30, 2023:

Description	Level 1	Level 2	Level 3
Derivative	$-	$-	$608,344
Total	$-	$-	$608,344

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of December 31, 2022:

Description	Level 1	Level 2	Level 3
Derivative	$-	$-	$536,399
Total	$-	$-	$536,399

Recently issued accounting pronouncements

The Company has implemented all new applicable accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 — GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses since inception and has no assurance of future profitability. The Company will continue to require financing from external sources to finance its operating and investing activities until sufficient positive cash flows from operations can be generated. There is no assurance that financing or profitability will be achieved, accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 4 — MATERIAL TRANSACTION

On December 12, 2022, the Company entered into a Rescission and Release Agreement with Genesis Financial, Inc (“GFL”), that effectively terminated its Stock Purchase Agreement, that was executed on November 18, 2021. Per the terms of the Agreement GFL agreed to pay a rescission fee of $300,000, $50,000 of which was to be paid within 21 days and the balance within 60 days. As certain requirements to complete the acquisition were never completed, there was never a formal closing and the financial statements of the Company were never consolidated, the transaction has been unwound and is not reflected in the financial statements of the Company.

NOTE 5 — CONVERTIBLE NOTES PAYABLE

On January 12, 2022, Kanno entered into a Debt Purchases and Assignment Agreement with Mammoth Corporation, whereby Kanno assigned the remaining principal balance of $399,046, from its note originally issued on February 3, 2018, to Mammoth. No accrued interest was assigned. During the year ended December 31, 2022, Mammoth converted $131,040 of the note into 72,000,000 shares of common stock. During the nine months ended September 30, 2023, Mammoth converted $36,365 of the note into 103,900,000 shares of common stock. As of September 30, 2023, there is $231,641 due on the note.

On January 21, 2022, the Company issued a Convertible Promissory Note to Mammoth Corporation in the amount of $550,000. The Note will be funded in tranches, with the initial tranche of $110,400, net of $4,600 OID and fees, paid on February 1, 2022. Interest will not accrue on the note, unless an uncured default occurs.

A summary of all the Company’s convertible loans is as follows.

	Date Issued	Maturity Date	Rate	Balance 12/31/2022	Additions	Conversions/ Payments	Balance 9/30/2023	Conv Terms
FV Investments	5/27/2016	5/27/2017	12%	$16,596	$-	$-	$16,596	$0.001
FV Investments	3/14/2017	3/14/2018	12%	$15,000	$-	$-	$15,000	$0.001
Christopher Whitcomb	7/7/2016	7/7/2017	18%	$2,393	$-	$-	$2,393	-	(1)
Christopher Whitcomb	1/25/2017	1/25/2018	18%	$29,050	$-	$(12,500)	$16,550	-	(1)
Christopher Whitcomb	5/30/2017	5/30/2018	18%	$32,640	$-	$-	$32,640	-	(1)
Kanno Group Holdings ll Ltd	10/1/2019	10/1/2020	n/a	$42,601	$-	$-	$42,601	$0.00466
Kanno Group Holdings ll Ltd	1/6/2020	1/6/2021	n/a	$14,977	$-	$-	$14,977	$0.00615
Kanno Group Holdings ll Ltd	6/30/2020	6/30/2021	n/a	$7,732	$-	$-	$7,732	$0.00615
Kanno Group Holdings ll Ltd	12/31/2020	12/31/2021	n/a	$9,527	$-	$-	$9,527	$0.00185
Kanno Group Holdings ll Ltd	3/31/2021	3/31/2022	n/a	$5,112	$-	$-	$5,112	$0.00628
Kanno Group Holdings ll Ltd	7/24/2021	7/24/2022	n/a	$5,406	$-	$-	$5,406	$0.00603
Kanno Group Holdings ll Ltd	11/1/2021	11/1/2022	n/a	$2,828	$-	$-	$2,828	$0.00544
Kanno Group Holdings ll Ltd	12/31/2021	12/31/2022	n/a	$37,391	$-	$-	$37,391	$0.00509
Mammoth Corporation	1/12/2022	1/12/2023	n/a	$268,366	$-	$(36,365)	$232,001	-	(3)
Mammoth Corporation	1/21/2022	1/21/2023		$115,000	$-	$-	$115,000	-	(4)
Kanno Group Holdings ll Ltd	3/31/2022	3/31/2023	n/a	$7,606	$-	$-	$7,606	$0.00222
Kanno Group Holdings ll Ltd	4/25/2022	4/25/2023	n/a	$50,000	$-	$-	$50,000	$0.00206
Kanno Group Holdings ll Ltd	7/12/2022	7/12/2023	n/a	$2,388	$-	$-	$2,388	$0.00163
Kanno Group Holdings ll Ltd -	11/3/2022	11/3/2023	n/a	$11,357	$-	$-	$11,357	$0.00167
Kanno Group Holdings ll Ltd	12/31/2022	12/31/2023	n/a	$6,407	$-	$-	$6,407	$0.00096
Kanno Group Holdings ll Ltd	3/31/2023	3/31/2024	n/a	$-	$13,312	$-	$13,312	$0.00054
Kanno Group Holdings ll Ltd	6/30/2023	6/30/2024	n/a	$-	$89,038	$-	$89,038	$0.00084
Kanno Group Holdings ll Ltd	9/30/2023	9/30/2024	n/a	$-	$36,230	$-	$36,230	$0.00042
				$682,377	$138,580	$(48,865)	$772,092

Kanno Group Holdings ll Ltd – accrued interest	n/a	n/a	n/a	$338,079	$33,080	$(24,255)	$346,904		(5)
Other accrued interest	n/a	n/a	n/a	$134,349			$106,094
Total convertible debt and accrued interest				$1,154,805			$1,225,090

(1)	75% discount to the lowest closing price within the 60 previous trading sessions.
(2)	Note was assigned to Mammoth Corporation
(3)	Conversion rate depends on what part of the loan and when the conversion occurs.
(4)	50% of market price.
(5)	During the nine months ended September 30, 2023, Kanno Group Holdings converted $24,255 of accrued interest into 63,000,000 shares of common stock.

A summary of the activity of the derivative liability for the notes above and for amounts due under the consulting agreements with Mr. Hughes and Mr. Blum (Note 8) is as follows:

Balance at December 31, 2021	$2,215,981
Derivative (gain) due to mark to market adjustment	(1,679,582)
Balance at December 31, 2022	$536,399
Decrease to derivative due to conversion	(187,083)
Derivative loss due to mark to market adjustment	259,028
Balance at September 30, 2023	$608,344

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy as of September 30, 2023 is as follows:

Inputs	September 30, 2023	Initial Valuation
Stock price	$0.0008	$0.006 – 0.0115
Conversion price	$0.0005 – 0.0007	$0.0016 – 0.0098
Volatility (annual)	128.54%	163.53% – 214.94%
Risk-free rate	5.55%	0.39% – 1.55%
Dividend rate	-	-
Years to maturity	.25	1

The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management.

NOTE 6 — COMMON STOCK

On January 20, 2022, 3,000,000 shares of common stock previously issued were cancelled and returned to the Company.

On January 20, 2022, the 40,000,000 shares of common stock originally issued to Spectrum were cancelled and returned to the Company.

During the year ended December 31, 2022, Mammoth converted $131,040 of the note into 72,000,000 shares of common stock.

During the year ended December 31, 2022, the Company granted 28,158,856 shares of common stock to a service provider for services. The shares were valued at the closing stock price on the date of grant for total non-cash stock compensation expense of $105,000. As of December 31, 2022, 6,750,000 shares have not yet been issued by the transfer agent and are presented as $15,000 of common stock to be issued.

During Q1 2023, the Company granted 10,456,371 shares of common stock to a service provider for services. The shares were valued at the closing stock price on the date of grant for total non-cash stock compensation expense of $15,000. In addition, 6,750,000 shares of common stock that were due to be issued as of December 31, 2022, were issued to by the transfer agent.

During Q2 2023, the Company granted 19,318,182 shares of common stock to a service provider for services. The shares were valued at the closing stock price on the date of grant for total non-cash stock compensation expense of $15,000.

During the nine months ended September 30, 2023, Kanno Group Holdings converted $24,255 into 63,000,000 shares of common stock.

During the nine months ended September 30, 2023, Christopher Whitcomb converted $12,500 into 50,000,000 shares of common stock.

During the nine months ended September 30, 2023, Mammoth converted $36,365 of the note into 103,900,000 shares of common stock.

On August 14, 2023, the Company amended its Articles of Incorporation increasing its authorized common shares to 3,000,000,000 (3 Bil).

Refer to Note 8 for shares issued to related parties.

NOTE 7 — PREFERRED STOCK

Series A Preferred Stock

The Company has 1,000,000 shares of preferred stock designated as Series A. The Series A preferred stock, par value $0.001, are entitled to dividends, if declared, and are convertible into common stock by dividing the issue price of $1.00 by a 20% discount to the current market price.

Series B Preferred Stock

On December 16, 2021, the Company amended its Articles of Incorporation, creating a series of Preferred Stock designating 4,500,000 shares of Series B Convertible Preferred Stock, par value $10.00 per share. The Series B preferred stock are entitled to dividends, if declared, and are convertible into common stock at a rate of 10% to the preceding ten day weighted average price.

On April 21, 2023, the Company completed its acquisition of AI-enabled wealth management technology platform provider, Fyniti Global Equities EBT Inc. (“Fyniti”) for 2,500,000 shares of Series B $10.00 Preferred Stock.

NOTE 8 — RELATED PARTY TRANSACTIONS

On January 18, 2022, the Company issued 100,000,000 shares of common stock to JW Price LL for services. The shares were valued at $0.0135, the closing price of on the date of grant, for total non-cash compensation expense of $1,350,000.

On January 18, 2022, the Company issued 75,000,000 shares of common stock to Rony Hughes for services. The shares were valued at $0.0135, the closing price of on the date of grant, for total non-cash compensation expense of $1,012,500.

On October 1, 2021, the Company entered into a consulting agreement with Ronald Hughes and North Arm Capital LLC, in which Mr. Hughes was appointed CEO and Chairman of the Company. Per the terms of the agreement Mr. Hughes is to be compensated $17,500 per month through October 1, 2022, increasing to $20,000 per month thereafter. In addition to his consulting fee Mr. Hughes will be granted 500,000 shares of common stock per month. During the year ended December 31, 2022, the Company granted Mr. Hughes 6,000,000 shares of common stock per the terms of the consulting agreement. The shares were valued on the date of grant for total non-cash compensation expense of $23,600. During the nine months ended September 30, 2023, Mr. Hughes was granted 4,500,000 shares of common stock. The shares were valued on the date of grant for total non-cash compensation expense of $5,150.

Per the terms of the agreement Mr. Hughes has the right to convert all or a portion of any accrued amount of compensation into shares of common stock at a 10% discount to the VWAP of the average of the last five trading days before conversion. As of September 30, 2023 and December 31, 2022, there is $401,000 and $221,000 due under this agreement, respectively. There is an additional $56,000 of accrued compensation due to Mr. Hughes under his prior agreement and $16,810 due for cash advances to the Company.

On November 15, 2021, the Company entered into a consulting agreement with Erik Blum and J W Price LLC, in which Mr. Blum was appointed President of the Company. Per the terms of the agreement Mr. Blum is to be compensated $20,000 per month through November 15, 2022, increasing to $25,000 per month through November 15, 2023. During the year ended December 31, 2022, the Company granted Mr. Blum 6,000,000 shares of common stock per the terms of the consulting agreement. The shares were valued on the date of grant for total non-cash compensation expense of $27,875. During the nine months ended September 30, 2023, Mr. Blum was granted 4,500,000 shares of common stock. The shares were valued on the date of grant for total non-cash compensation expense of $6,050.

Per the terms of the agreement Mr. Blum has the right to convert all or a portion of any accrued amount of compensation into shares of common stock at a 10% discount to the VWAP of the average of the last five trading days before conversion. As of September 30, 2023 and December 31, 2022, there is $525,960 and $288,960 due under this agreement, respectively.

On August 1, 2023, the Company issued 100,000,000 shares of common stock to JW Price LL for services. The shares were valued at $0.0009, the closing price of on the date of grant, for total non-cash compensation expense of $90,000.

NOTE 9 — BUSINESS COMBINATIONS

On April 21, 2023, the Company completed its acquisition of AI-enabled wealth management technology platform provider, Fyniti Global Equities EBT Inc. (“Fyniti”) for 2,500,000 shares of Series B $10.00 Preferred Stock.

The Company accounted for the transaction as a business combination under ASC 805 and as a result, allocated the fair value of the book value of identifiable assets acquired and liabilities assumed as of the acquisition date as outlined in the table below. The consolidated income statement for the three and nine months ended September 30, 2023, includes $49,443 of expenses of Fyniti from the date of acquisition (April 21, 2023) through September 30, 2023.

The excess of the purchase price over the estimated fair values of the underlying identifiable assets acquired and liabilities assumed was allocated to goodwill.

Consideration
Consideration issued	$25,000,000
Identified assets, liabilities, and noncontrolling interest
Cash overdraft	(425)
Intangible assets, net	14,155,000
Accounts payable	(29,500)
Accrued Expenses	(1,769)
Total identified assets, liabilities, and noncontrolling interest	14,123,306
Excess purchase price allocated to goodwill	$10,876,694

NOTE 10 — SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, Subsequent Events, from the balance sheet date through the date the financial statements were issued and has determined that the following material subsequent events exist.

On November 10, 2023, Mammoth Corporation loaned the Company $28,000, as part of the second tranche to be loaned to the Company pursuant to the terms of the January 21, 2022, promissory note.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis should be read in conjunction with our unaudited consolidated financial statements and related notes thereto included elsewhere in this quarterly report.

Forward-Looking Statements

The information in this report contains forward-looking statements. All statements other than statements of historical fact made in this report are forward-looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, our actual results may differ significantly from management’s expectations. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q or, in the case of documents referred to or incorporated by reference, the date of those documents.

The following discussion and analysis should be read in conjunction with our unaudited financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Company Overview and Description of Business

On April 21, 2023, the Company completed its acquisition of AI-enabled wealth management technology platform provider, Fyniti Global Equities EBT Inc. (“Fyniti”) for 2,500,000 shares of Series B $10.00 Preferred Stock.

Fyniti, (www.fyniti.com, www.fynitiiq.com) is a Fintech developer and provider of technology that combines Artificial Intelligence/Machine Learning (AI/ML) driven Quantitative investing (IQ Engine) with AI-enabled wealth management Electronic Block Trading (“EBT”) technology.

On August 14, 2023, the Company filed a Certificate of Change with the Nevada Secretary of State to increase the authorized shares of the Company’s common stock to 3,000,000,000.

Results of Operations

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) includes a discussion of the consolidated results from operations of SMC Entertainment, Inc. and its subsidiary for the three and nine months ended September 30, 2023 and 2022.

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

Revenue

We had no revenue for the three months ended September 30, 2023 and 2022.

General and Administrative Expenses

General and Administrative expenses for the three months ended September 30, 2023 was $110,904 as compared to $41,355 for the comparable prior period, an increase of $69,549 or 168.2%. The increase in the current period is primarily due to additional expense for Fyniti.

Compensation Expense – Related Party

Compensation Expense – Related Party for the three months ended September 30, 2023 was $233,100 as compared to $144,600 for the comparable prior period, an increase of $88,500 or 61.2%. We incur compensation expenses for our CEO and COO. In the current period we accrued a total of $140,000 per the terms of their consulting agreements and granted shares of common stock for total non-cash expense of $93,000. In the prior period we accrued a total of $127,500 per the terms of their consulting agreements and granted shares of common stock for total non-cash expense of $17,100.

Amortization Expense

For the current three months period ended September 30, 2023, we recognized $727,500 of amortization expense for our intangible assets acquired with the acquisition of Fyniti.

Other Income (Expense)

Total other expense for the three months ended September 30, 2023, was $22,097 as compared to total other income of $229,984 for the comparable prior period. In the current period we had interest expense of $8,002, a gain on conversion of convertible debt of $7,638, a loss on conversion of debt of $45,815 and a gain of $24,082 related to the change in fair value of derivatives. In the prior period we had interest expense of $24,451, a gain of $234,435 related to the change in the fair value of derivatives and other income of $20,000.

Net Loss

Our net loss for the three months ended September 30, 2023, was $1,093,601 as compared with a net income of $44,029 for the comparable prior period, an increase to our net loss of $1,137,630. The change from net income to the net loss is due to the decrease in other income for the change in the fair value of derivatives and to the addition of the amortization expense for intangible assets.

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

Revenue

We had no revenue for the nine months ended September 30, 2023 and 2022.

General and Administrative Expenses

General and Administrative expenses for the nine months ended September 30, 2023 was $245,754 as compared to $201,462 for the comparable prior period, an increase of $44,292 or 22%. The increase in the current period is primarily due to the additional G&A expense for Fyniti of approximately $49,000. In the current period we also had decrease in investor relation expense of $93,000, which was offset with an increase in legal fees of $31,750 and public relation expense of $18,000.

Compensation Expense – Related Party

Compensation Expense – Related Party for the nine months ended September 30, 2023 was $521,200 as compared to $2,813,075 for the comparable prior period, a decrease of $2,291,875 or 81.5%. We incur compensation expenses for our CEO and COO. In the current period we accrued a total of $420,000 per the terms of their consulting agreements and granted shares of common stock for total non-cash expense of $101,200. In the prior period we accrued a total of $382,500 per the terms of their consulting agreements and granted shares of common stock for total non-cash expense of $2,430,575.

Other Income (Expense)

Total other expense for the nine months ended September 30, 2023, was $318,633 as compared to total other income of $1,332,089 for the comparable prior period. In the current period we had interest expense of $21,428, a gain on conversion of convertible debt of $7,638 and a loss of 259,028 related to the change in fair value of derivatives. In the prior period we had interest expense of $64,291 and a gain of $1,376,380 related to the change in the fair value of derivatives.

Amortization Expense

For the current period ended September 30, 2023, we recognized $1,455,000 of amortization expense for our intangible assets acquired with the acquisition of Fyniti.

Net Loss

Our net loss for the nine months ended September 30, 2023, was $2,540,587 as compared with a net loss of $1,682,448 for the comparable prior period, an increase to our net loss of $858,139. The increase in net loss is due to the decrease in other income for the change in the fair value of derivatives and to the addition of the amortization expense for intangible assets.

Liquidity and Capital Resources

During the nine months ended September 30, 2023, we used $127,589 of cash in operations compared to $170,501 used in the prior period.

As of September 30, 2023, we had convertible notes, including accrued interest, due of $1,225,090.

Off-Balance Sheet Arrangements

As of September 30, 2023, the Company had no off-balance sheet arrangements.

Going Concern

Our auditors have expressed substantial doubt as to our ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis. For the nine months ended September 30, 2023, the Company had a net loss of $2,540,587, had net cash used in operating activities of $127,589 and an accumulated deficit of $18,540,591. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Critical Accounting Policies

Refer to Note 2 for a condensed discussion of our critical accounting policies and to our Form 10, which includes our audited financial statements for the year ended December 31, 2022, for a full discussion of our critical accounting policies.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures during the nine months ended September 30, 2023 were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The term “disclosure controls and procedures,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Notwithstanding the identified material weaknesses, management believes the financial statements included in this quarterly report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. Legal Proceedings

There are no claims, actions, suits, proceedings, or investigations that are currently pending or, to the Company’s knowledge, threatened by or against the Company or respecting its operations or assets, or by or against any of the Company’s officers, directors, or affiliates.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

(a) Exhibits.

Exhibit No.	Description
31.1	Rule 13a14(a)/15d-14(a) Certification of Chief Executive Officer
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS*	Inline XBRL Instance Document(1)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document(1)
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document(1)
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document(1)
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document(1)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 22, 2023	SMC ENTERTAINMENT, INC.

	By:	/s/ Erik Blum
		Name:	Erik Blum
		Title:	Chief Executive Officer & Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer) and Director