Form 10-Q
period 2023-06-30
SMC Entertainment, Inc.
filed 2024-03-08
CIK 1497230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

Yes ☐ No ☒

The number of shares of Common Stock, $0.001 par value of the registrant outstanding at March 6, 2024 was 1,315,960,743

FORM 10-Q

For the Quarterly Period Ended June 30, 2023

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SMC ENTERTAINMENT, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2023	2022
ASSETS	(Unaudited)/ (Restated)	(Audited)

Current Assets:
Cash	$41,091	$2,350
Receivable	300,000	300,000
Prepaids and other current assets	—	6,000
Total Current Assets	341,091	308,350

Goodwill	64,194	—
Total Assets	$405,285	$308,350

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued liabilities	$94,882	$30,044
Accrued compensation	1,206,835	926,835
Due to related parties	20,625	15,625
Convertible notes and accrued interest	1,205,924	1,154,805
Derivative liability	652,815	536,399
Total Current Liabilities	3,181,081	2,663,708

Total Liabilities	3,181,081	2,663,708

Shareholders' Deficit:
Series A Preferred stock, $0.001 par value, 1,000,000 shares authorized; 989,626 shares issued and outstanding	990	990
Series B Preferred stock, $10.00 par value, 4,500,000 shares authorized; 2,500,000 and 0 shares issued and outstanding, respectively	25,000,000	—
Common stock $0.001 par value, 3,000,000,000 shares authorized; 1,162,060,743 and 962,535,830 shares issued and outstanding, respectively	1,162,061	962,536
Discount for series B Preferred stock	(24,967,500)	—
Common stock to be issued	16,900	23,500
Additional paid-in capital	12,801,795	12,657,620
Accumulated deficit	(16,790,042)	(16,000,004)
Total Stockholders’ Deficit	(2,775,796)	(2,355,358)
Total Liabilities and Stockholders’ Deficit	$405,285	$308,350

The accompanying notes are an integral part of these unaudited financial statements.

SMC ENTERTAINMENT, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(Restated)		(Restated)
Operating Expenses:
General and administrative	$92,575	$51,665	$134,850	$160,107
Compensation expense – related party	144,050	145,675	288,400	2,668,475
Total operating expenses	236,625	197,340	423,250	2,828,582

Loss from operations	(236,625)	(197,340)	(423,250)	(2,828,582)

Other income (expense):
Interest expense	(5,470)	(16,899)	(13,426)	(39,840)
Gain on conversion	7,638	—	7,638	—
Loss on conversion	(57,500)	—	(57,500)	—
Change in fair value of derivative	(67,174)	(293,457)	(303,500)	1,141,945
Total Other (Expense) Income	(122,506)	(310,356)	(366,788)	1,102,105

Net Loss	$(359,131)	$(507,696)	$(790,038)	$(1,726,477)

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding, basic and diluted	1,049,261,042	913,606,288	1,028,336,529	912,189,115

The accompanying notes are an integral part of these unaudited financial statements.

SMC ENTERTAINMENT, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT For the Three and Six Months Ended June 30, 2023 and 2022 (Unaudited)
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Discount to Preferred	Common Stock to Be	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Issued	Deficit	Deficit
Balance, December 31, 2022	989,626	$990	—	$—	962,535,830	$962,536	$12,657,620	$—	$23,500	$(16,000,004)	$(2,355,358)
Common stock issued for conversion of debt	—	—	—	—	63,000,000	63,000	88,200	—	—	—	151,200
Common stock issued for services – related party	—	—	—	—	—	—	—	—	4,350	—	4,350
Common stock issued for services	—	—	—	—	17,206,731	17,207	12,793	—	(15,000)	—	15,000
Net loss	—	—	—	—	—	—	—	—	—	(430,907)	(430,907)
Balance, March 31, 2023	989,626	990	—	—	1,042,742,561	1,042,743	12,758,613	—	12,850	(16,430,911)	(2,615,715)
Common stock issued for services – related party	—	—	—	—	—	—	—	—	4,050	—	4,050
Common stock issued for services	—	—	—	—	19,318,182	19,318	3,182	—	—	—	22,500
Common stock issued for conversion of debt	—	—	—	—	100,000,000	100,000	40,000	—	—	—	140,000
Preferred stock issued for acquisition	—	—	2,500,000	25,000,000	—	—	—	(24,967,500)	—	—	32,500
Net loss	—	—	—	—	—	—	—	—	—	(359,131)	(359,131)
Balance, June 30, 2023 (Restated)	989,626	$990	2,500,000	$25,000,000	1,162,060,743	$1,162,061	$12,801,795	$(24,967,500)	$16,900	$(16,790,042)	$(2,775,796)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Common Stock to Be	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	Deficit
Balance, December 31, 2021	989,626	$990	722,126,974	$722,127	$10,203,064	$68,450	$(14,769,709)	$(3,775,078)
Common stock issued for conversion of debt	—	—	72,000,000	72,000	59,040	—	—	131,040
Common stock issued for services – related party	—	—	175,000,000	175,000	2,187,500	25,300	—	2,387,800
Common stock issued for services	—	—	3,193,830	3,194	23,906	—	—	27,100
Common stock cancelled	—	—	(43,000,000)	(43,000)	43,000	—	—	—
Net loss	—	—	—	—	—	—	(1,218,781)	(1,218,781)
Balance, March 31, 2022	989,626	990	929,320,804	929,321	12,516,510	93,750	(15,988,490)	(2,447,919)
Common stock issued for services – related party	—	—	—	—	—	10,675	—	10,675
Common stock issued for services	—	—	5,525,454	5,525	19,875	—	—	25,400
Net loss	—	—	—	—	—	—	(507,696)	(507,696)
Balance, June 30, 2022	989,626	$990	934,846,258	$934,846	$12,536,385	$104,425	$(17,207,271)	$(2,919,540)

The accompanying notes are an integral part of these unaudited financial statements.

SMC ENTERTAINMENT, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:	(Restated)
Net loss	$(790,038)	$(1,726,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services – related party	8,400	2,398,475
Common stock issued for services	37,500	52,500
Change in fair value of derivative	303,500	(1,141,944)
Gain on conversion	(7,638)	—
Loss on conversion	57,500	—
Debt discount	—	4,600
Changes in operating assets and liabilities:
Prepaids	6,000	(6,000)
Accounts payable and accrued liabilities	24,254	—
Accrued interest	9,338	35,240
Accrued compensation – related party	280,000	221,960
Net cash used in operating activities	(71,184)	(161,646)

Cash Flows from Investing Activities:	—	—

Cash Flows from Financing Activities:
Cash overdraft assumed with acquisition	(425)	—
Proceeds from loan – related party	5,000	—
Proceeds from loans	105,350	168,006
Net cash provided by financing activities	109,925	168,006

Net change in cash	38,741	6,360
Cash at beginning of period	2,350	3,445
Cash at end of period	$41,091	$9,805

Supplemental schedule of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

SMC ENTERTAINMENT, INC.

Notes to Consolidated Unaudited Financial Statements

June 30, 2023

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

NOTE 2 — SUMMARY OF SIGNIFICANT POLICIES

Basis of presentation

The Company’s unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending December 31, 2023. These unaudited financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 2022.

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

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of June 30, 2023 or December 31, 2022.

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

The following table classifies the Company’s asset measured at fair value on a recurring basis into the fair value hierarchy as of June 30, 2023:

Description	Level 1	Level 2	Level 3
Derivative	$—	$—	$652,815
Total	$—	$—	$652,815

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of December 31, 2022:

Description	Level 1	Level 2	Level 3
Derivative	$—	$—	$536,399
Total	$—	$—	$536,399

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

A summary of all the Company’s convertible loans is as follows.

	Date Issued	Maturity Date	Rate	Balance 12/31/2022	Additions		Conversions/ Payments	Balance 6/30/2023	Conv Terms
FV Investments	5/27/2016	5/27/2017	12%	$16,596		$—	$—	$16,596	$0.001
FV Investments	3/14/2017	3/14/2018	12%	$15,000		$—	$—	$15,000	$0.001
Christopher Whitcomb	7/7/2016	7/7/2017	18%	$2,393		$—	$—	$2,393	(1)
Christopher Whitcomb	1/25/2017	1/25/2018	18%	$29,050		$—	$—	$29,050	(1)
Christopher Whitcomb	5/30/2017	5/30/2018	18%	$32,640		$—	$—	$32,640	(1)
Kanno Group Holdings ll Ltd	10/1/2019	10/1/2020	n/a	$42,601		$—	$—	$42,601	$0.00466
Kanno Group Holdings ll Ltd	1/6/2020	1/6/2021	n/a	$14,977		$—	$—	$14,977	$0.00615
Kanno Group Holdings ll Ltd	6/30/2020	6/30/2021	n/a	$7,732		$—	$—	$7,732	$0.00615
Kanno Group Holdings ll Ltd	12/31/2020	12/31/2021	n/a	$9,527		$—	$—	$9,527	$0.00185
Kanno Group Holdings ll Ltd	3/31/2021	3/31/2022	n/a	$5,112		$—	$—	$5,112	$0.00628
Kanno Group Holdings ll Ltd	7/24/2021	7/24/2022	n/a	$5,406		$—	$—	$5,406	$0.00603
Kanno Group Holdings ll Ltd	11/1/2021	11/1/2022	n/a	$2,828		$—	$—	$2,828	$0.00544
Kanno Group Holdings ll Ltd	12/31/2021	12/31/2022	n/a	$37,391		$—	$—	$37,391	$0.00509
Mammoth Corporation	1/12/2022	1/12/2023	n/a	$268,366		$—	$—	$268,366	(3)
Mammoth Corporation	1/21/2022	1/21/2023		$115,000		$—	$—	$115,000	(4)
Kanno Group Holdings ll Ltd	3/31/2022	3/31/2023	n/a	$7,606		$—	$—	$7,606	$0.00222
Kanno Group Holdings ll Ltd	4/25/2022	4/25/2023	n/a	$50,000		$—	$—	$50,000	$0.00206
Kanno Group Holdings ll Ltd	7/12/2022	7/12/2023	n/a	$2,388		$—	$—	$2,388	$0.00163
Kanno Group Holdings ll Ltd -	11/3/2022	11/3/2023	n/a	$11,357		$—	$—	$11,357	$0.00167
Kanno Group Holdings ll Ltd -	12/31/2022	12/31/2023	n/a	$6,407		$—	$—	$6,407	$0.00096
Kanno Group Holdings ll Ltd -	3/31/2023	3/31/2024	n/a	$—		$13,312	$—	$13,312	$0.00054
Kanno Group Holdings ll Ltd -	6/30/2023	6/30/2024	n/a	$—		$89,038	$—	$89,038	$0.00084
				$682,377		$102,350	$—	$784,727

Kanno Group Holdings ll Ltd – accrued interest	n/a	n/a	n/a	$338,079	$		$(24,255)	$313,824	(5)

(1)	75% discount to the lowest closing price within the 60 previous trading sessions.
(2)	Note was assigned to Mammoth Corporation
(3)	Conversion rate depends on what part of the loan and when the conversion occurs.
(4)	50% of market price.
(5)	During the six months ended June 30, 2023, Kanno Group Holdings converted $24,255 of accrued interest into 63,000,000 shares of common stock.

A summary of the activity of the derivative liability for the notes above and for amounts due under the consulting agreements with Mr. Hughes and Mr. Blum (Note 8) is as follows:

Balance at December 31, 2021	$2,215,981
Derivative (gain) due to mark to market adjustment	(1,679,582)
Balance at December 31, 2022	$536,399
Decrease to derivative due to conversion	(187,085)
Derivative loss due to mark to market adjustment	303,500
Balance at June 30, 2023	$652,814

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy as of June 30, 2023 is as follows:

Inputs	June 30, 2023	Initial Valuation
Stock price	$0.0013	$0.006 – 0.0115
Conversion price	$0.0007 - 0.0012	$0.0016 – 0.0098
Volatility (annual)	152.41%	163.53% - 214.94%
Risk-free rate	5.439%	0.39% - 1.55%
Dividend rate	—	—
Years to maturity	0.25	1

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

During Q2 2023, Kanno Group Holdings converted $24,255 into 63,000,000 shares of common stock.

During Q2 2023, Christopher Whitcomb converted $12,500 of accrued interest into 50,000,000 shares of common stock.

During Q2 2023, Mammoth Corporation converted $17,500 into 50,000,000 shares of common stock.

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

On October 1, 2021, the Company entered into a consulting agreement with Ronald Hughes and North Arm Capital LLC, in which Mr. Hughes was appointed CEO and Chairman of the Company. Per the terms of the agreement Mr. Hughes is to be compensated $17,500 per month through October 1, 2022, increasing to $20,000 per month thereafter. In addition to his consulting fee Mr. Hughes will be granted 500,000 shares of common stock per month. During the year ended December 31, 2022, the Company granted Mr. Hughes 6,000,000 shares of common stock per the terms of the consulting agreement. The shares were valued on the date of grant for total non-cash compensation expense of $23,600. During the six months ended June 30, 2023, Mr. Hughes was granted 3,000,000 shares of common stock. The shares were valued on the date of grant for total non-cash compensation expense of $3,850.

Per the terms of the agreement Mr. Hughes has the right to convert all or a portion of any accrued amount of compensation into shares of common stock at a 10% discount to the VWAP of the average of the last five trading days before conversion. As of June 30, 2023 and December 31, 2022, there is $341,000 and $221,000 due under this agreement, respectively. There is an additional $56,000 of accrued compensation due to Mr. Hughes under his prior agreement and $11,810 due for cash advances to the Company.

On November 15, 2021, the Company entered into a consulting agreement with Erik Blum and J W Price LLC, in which Mr. Blum was appointed President of the Company. Per the terms of the agreement Mr. Blum is to be compensated $20,000 per month through November 15, 2022, increasing to $25,000 per month through November 15, 2023. During the year ended December 31, 2022, the Company granted Mr. Blum 6,000,000 shares of common stock per the terms of the consulting agreement. The shares were valued on the date of grant for total non-cash compensation expense of $27,875. During the six months ended June 30, 2023, Mr. Blum was granted 3,000,000 shares of common stock. The shares were valued on the date of grant for total non-cash compensation expense of $4,550.

Per the terms of the agreement Mr. Blum has the right to convert all or a portion of any accrued amount of compensation into shares of common stock at a 10% discount to the VWAP of the average of the last five trading days before conversion. As of June 30, 2023 and December 31, 2022, there is $448,960 and $288,960 due under this agreement, respectively.

NOTE 9 — BUSINESS COMBINATIONS

On April 21, 2023, the Company completed its acquisition of AI-enabled wealth management technology platform provider, Fyniti Global Equities EBT Inc. (“Fyniti”) for 2,500,000 shares of Series B $10.00 Preferred Stock.  The shares of preferred were valued using the number of common shares the preferred stock can be converted into and the trading price of the common stock of $0.0013, on April 21, 2023.

The Company accounted for the transaction as a business combination under ASC 805 and as a result, allocated the fair value of the book value of identifiable assets acquired and liabilities assumed as of the acquisition date as outlined in the table below. The consolidated income statement for the three and six months ended June 30, 2023, includes $23,144 of expenses of Fyniti from the date of acquisition (April 21, 2023) through June 30, 2023.

The excess of the purchase price over the estimated fair values of the underlying identifiable assets acquired and liabilities assumed was allocated to goodwill.

Consideration
Consideration issued	$32,500
Identified assets, liabilities, and noncontrolling interest
Cash overdraft	(425)
Accounts payable	(29,500)
Accrued Expenses	(1,769)
Total identified assets, liabilities, and noncontrolling interest	(31,694)
Excess purchase price allocated to goodwill	$64,194

NOTE 10 – RESTATEMENT

Per ASC 250-10 Accounting Changes and Error Corrections, the financial statements as of and for the six months ended June 30, 2023, are being restated to revise the accounting for the acquisition of Fyniti Global Equities EBT Inc. and adjust for debt conversions.

As of June 30, 2023

	As Reported	Adjusted		As Restated
ASSETS
Current Assets:
Cash	$41,091	$—		$41,091
Receivables	300,000	—		300,000
Goodwill	25,031,694	(24,967,500)	(1)	64,194
Total Assets	25,372,785	(24,967,500)		405,285

Current Liabilities:
Accounts payable and accrued liabilities	$107,381	$(12,499)	(2)	$94,882
Accrued compensation	1,206,835	—		1,206,835
Due to related parties	20,625	—		20,625
Convertible notes and accrued interest	1,223,424	(17,500)	(2)	1,205,924
Derivative liability	685,125	(32,310)	(2)	652,815
Total Current Liabilities	3,243,390	(62,309)		3,181,081

Stockholders' Equity (Deficit):
Series A Preferred stock, $0.001 par value, 1,000,000 shares authorized; 989,626 shares issued and outstanding	990	—		990
Series B Preferred stock, $10.00 par value, 4,500,000 shares authorized; 2,500,000 shares issued and outstanding	2,500	24,997,500	(1)	25,000,000
Common stock $0.001 par value, 3,000,000,000 shares authorized; 1,162,060,743 shares issued and outstanding	1,062,061	100,000	(2)	1,162,061
Discount for series B Preferred stock	—	(24,967,500)	(1)	(24,967,500)
Common stock to be issued	16,900	—		16,900
Additional paid-in capital	37,766,734	(24,964,939)	(1)	12,801,795
Accumulated deficit	(16,719,790)	(70,252)		(16,790,042)
Total Stockholders' Equity	22,129,395	(25,905,191)		(2,775,796)
Total Liabilities and Stockholders' Deficit	$25,372,785	$(24,967,500)		$405,285

For The Six Months Ended June 30, 2023
	As Reported	Adjusted		As Restated
Operating Expenses:
General and administrative	$134,850	$—		$134,850
Compensation expense – related party	288,400	—		288,400
Total operating expenses	423,250	—		423,250

Loss from operations	(423,250)	—		(423,250)

Other income (expense):
Interest expense	(13,426)	—		(13,426)
Gain on conversion	—	7,638	(2)	7,638
Loss on conversion	—	(57,500	) (2)	(57,500)
Change in fair value of derivative	(283,110)	(20,390	) (2)	(303,500)
Total Other Expense	(296,536)	(70,252)		(366,788)

Net Loss	$(719,786)	$(70,252)		$(790,038)

Loss per share	$(0.00)	$—		$(0.00)

Weighted average common shares outstanding	1,028,336,529	—		1,028,336,529

(1)	Entries for the change of the value for the acquisition of Fyniti.
(2)	Shares issued for conversion of debt not previously accounted for.

NOTE 11 — SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, Subsequent Events, from the balance sheet date through the date the financial statements were issued and has determined that the following material subsequent events exist.

On July 10, 2023. Mammoth Corporation converted $18,865 of their note payable into 53,900,000 shares of common stock.

On August 1, 2023, the Company granted JW Price LLC 100,000,000 share of common stock for advisory services related to the acquisition of Fyniti Global Equities LLC. The shares were valued at $0.008 for total non-cash compensation expense of $80,000.

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

Results of Operations

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) includes a discussion of the consolidated results from operations of SMC Entertainment, Inc. and its subsidiary for the three and six months ended June 30, 2023 and 2022.

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

Revenue

We had no revenue for the three months ended June 30, 2023 and 2022.

General and Administrative Expenses

General and Administrative expenses for the three months ended June 30, 2023 were $92,575 as compared to $51,665 for the comparable prior period, an increase of $40,910 or 79.2%. The increase in the current period is primarily due to the additional expense for Fyniti.

Compensation Expense – Related Party

Compensation Expense – Related Party for the three months ended June 30, 2023 was $144,050 as compared to $145,675 for the comparable prior period, a decrease of $1,625 or 1.1%. We incur compensation expenses for our CEO and COO. In the current period we accrued a total of $140,000 per the terms of their consulting agreements and granted shares of common stock for total non-cash expense of $4,050. In the prior period we accrued a total of $127,500 per the terms of their consulting agreements and granted shares of common stock for total non-cash expense of $10,675.

Other Income (Expense)

Total other expense for the three months ended June 30, 2023, was $122,506 as compared to $310,356 for the comparable prior period. In the current period we had interest expense of $5,470, a gain on conversion of convertible debt of $7,638, a loss on conversion of debt of $57,500 and a loss of $67,174 related to the change in fair value of derivatives. In the prior period we had interest expense of $16,899 and a loss of $293,457 related to the change in the fair value of derivatives.

Net Loss

Our net loss for the three months ended June 30, 2023, was $1,093,601 as compared with a net income of $44,029 for the comparable prior period, an increase to our net loss of $1,137,630. The change from net income to the net loss is due to the decrease in other income for the change in the fair value of derivatives and to the addition of the amortization expense for intangible assets.

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

Revenue

We had no revenue for the six months ended June 30, 2023 and 2022.

General and Administrative Expenses

General and Administrative expenses for the six months ended June 30, 2023 was $134,850 as compared to $160,107 for the comparable prior period, a decrease of $25,257 or 15.8%. In the current period we had decrease in investor relation expense of $93,000, which was offset with an increase in legal fees of $45,500 and public relation expense of $14,000.

Compensation Expense – Related Party

Compensation Expense – Related Party for the six months ended June 30, 2023 was $288,400 as compared to $2,668,475 for the comparable prior period, a decrease of $2,380,075 or 89.2%. We incur compensation expenses for our CEO and COO. In the current period we accrued a total of $280,000 per the terms of their consulting agreements and granted shares of common stock for total non-cash expense of $8,400. In the prior period we accrued a total of $255,000 per the terms of their consulting agreements and granted shares of common stock for total non-cash expense of $2,413,475.

Other Income (Expense)

Total other expense for the six months ended June 30, 2023, was $366,788 as compared to total other income of $1,102,105 for the comparable prior period. In the current period we had interest expense of $13,426, a gain on conversion of convertible debt of $7,638, a loss on conversion of debt of $57,500 and a loss of $303,500 related to the change in fair value of derivatives. In the prior period we had interest expense of $39,840 and a gain of $1,141,945 related to the change in the fair value of derivatives.

Net Loss

Our net loss for the six months ended June 30, 2023, was $790,038 as compared with a net loss of $1,726,477 for the comparable prior period, a decrease to our net loss of $936,439.

Liquidity and Capital Resources

During the six months ended June 30, 2023, we used $71,184 of cash in operations compared to $161,646 used in the prior period.

As of June 30, 2023, we had convertible notes, including accrued interest, due of $1,205,924.

Off-Balance Sheet Arrangements

As of June 30, 2023, the Company had no off-balance sheet arrangements.

Going Concern

Our auditors have expressed substantial doubt as to our ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis. For the six months ended June 30, 2023, the Company had a net loss of $790,038, had net cash used in operating activities of $71,184 and an accumulated deficit of $16,790,042. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures during the six months ended June 30, 2023 were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The term “disclosure controls and procedures,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Notwithstanding the identified material weaknesses, management believes the financial statements included in this quarterly report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

(a) Exhibits.

Exhibit No.	Description
31.1	Rule 13a14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS*	Inline XBRL Instance Document(1)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document(1)
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document(1)
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document(1)
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document(1)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 7, 2024	SMC ENTERTAINMENT, INC.

	By:	/s/ Erik Blum
		Name:	Erik Blum
		Title:	Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Adam Yang
		Name:	Adam Yang
		Title:	Chief Financial Officer
(Principal Financial Officer)

