Form 10-Q/A
period 2023-09-30
SMC Entertainment, Inc.
filed 2024-03-14
CIK 1497230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

The number of shares of Common Stock, $0.001 par veralue of the registrant outstanding at December 19, 2023 was 1,315,960,743

 EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q/A (“Amendment No. 1”) is being filed by the registrant (“SMC”) to amend its Quarterly Report on Form 10-Q for the period ended September 30, 2023 (the “Original Filing”), as filed with the U.S. Securities and Exchange Commission on December 22, 2023 (“Original Filing Date”).  The purpose of this Amendment No. 1 is to revise the accounting for the acquisition of Fyniti Global Equities EBT Inc. and adjust for debt conversions. No other changes have been made to the Original Filing, and this Amendment No. 1 does not modify, amend or update in any way any of the other information contained in the Original Filing. Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date or the filing date of this Amendment No. 1 except as set forth in this Explanatory Note to provide the basis for this Amendment No. 1.

FORM 10-Q/A

For the Quarterly Period Ended September 30, 2023

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SMC ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2023	2022
	(Unaudited)/ (Restated)	(Audited)
ASSETS

Current Assets:
Cash	$17,917	$2,350
Receivable	300,000	300,000
Prepaids and other current assets	—	6,000
Total Current Assets	317,917	308,350

Goodwill	64,194	—

Total Assets	$382,111	$308,350

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued liabilities	$83,813	$30,044
Accrued compensation	1,343,835	926,835
Due to related parties	22,394	15,625
Convertible notes and accrued interest	1,237,590	1,154,805
Derivative liability	608,344	536,399
Total Current Liabilities	3,295,976	2,663,708

Total Liabilities	3,295,976	2,663,708

Shareholders’ Deficit:
Series A Preferred stock, $0.001 par value, 1,000,000 shares authorized; 990,346 shares issued and outstanding	990	990
Series B Preferred stock, $10.00 par value, 4,500,000 shares authorized; 2,500,000 and 0 shares issued and outstanding, respectively	25,000,000	—
Common stock $0.001 par value, 3,000,000,000 shares authorized; 1,315,960,743 and 962,535,830 shares issued and outstanding, respectively	1,315,961	962,536
Discount for series B Preferred stock	(24,967,500)	—
Common stock to be issued	19,700	23,500
Additional paid-in capital	12,802,575	12,657,620
Accumulated deficit	(17,085,591)	(16,000,004)
Total Stockholders’ Deficit	(2,913,865)	(2,355,358)
Total Liabilities and Stockholders’ Deficit	$382,111	$308,350

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SMC ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(Restated)		(Restated)
Operating Expenses:
General and administrative	$53,404	$41,355	$188,254	$201,462
Compensation expense – related party	232,800	144,600	521,200	2,813,075
Total operating expenses	286,204	185,955	709,454	3,014,537

Loss from operations	(286,204)	(185,955)	(709,454)	(3,014,537)

Other income (expense):
Interest expense	(8,002)	(24,451)	(21,428)	(64,291)
Gain on conversion of debt	—	—	7,638	—
Change in fair value of derivative	44,472	234,435	(259,028)	1,376,380
Loss on conversion of debt	(45,815)	—	(103,315)	—
Other income	—	20,000	—	20,000
Total Other (Expense) Income	(9,345)	229,984	(376,133)	1,332,089

Net (Loss) Income	$(295,549)	$44,029	$(1,085,587)	$(1,682,448)

Net (loss) income per share – basic and diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average shares outstanding, basic and diluted	1,275,319,438	939,080,415	1,121,275,825	924,006,293

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SMC ENTERTAINMENT, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT For the Three and Nine Months Ended September 30, 2023 and 2022 (Unaudited)
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional	Discount to	Common Stock to	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Preferred Stock	Be Issued	Deficit	Deficit
Balance, December 31, 2022	989,626	$990	—	$—	962,535,830	$962,536	$12,657,620	$—	$23,500	$(16,000,004)	$(2,355,358)
Common stock issued for conversion of debt	—	—	—	—	63,000,000	63,000	88,200	—	—	—	151,200
Common stock issued for services – related party	—	—	—	—	—	—	—	—	4,350	—	4,350
Common stock issued for services	—	—	—	—	17,206,731	17,207	12,793	—	(15,000)	—	15,000
Net loss	—	—	—	—	—	—	—	—	—	(430,907)	(430,907)
Balance, March 31, 2023	989,626	990	—	—	1,042,742,561	1,042,743	12,758,613	—	12,850	(16,430,911)	(2,615,715)
Common stock issued for services – related party	—	—	—	—	—	—	—	—	4,050	—	4,050
Common stock issued for services	—	—	—	—	19,318,182	19,318	3,182	—	—	—	22,500
Common stock issued for conversion of debt	—	—	—	—	100,000,000	100,000	40,000	—	—	—	140,000
Preferred stock issued for acquisition	—	—	2,500,000	25,000,000	—	—	—	(24,967,500)	—	—	32,500
Net loss	—	—	—	—	—	—	—	—	—	(359,131)	(359,131)
Balance, June 30, 2023 (Restated)	989,626	990	2,500,000	25,000,000	1,162,060,743	1,162,061	12,801,795	(24,967,500)	16,900	(16,790,042)	(2,775,796)
Common stock issued for services – related party	—	—	—	—	100,000,000	100,000	(10,000)	—	2,800	—	92,800
Common stock issued for conversion of debt	—	—	—	—	53,900,000	53,900	10,780	—	—	—	64,680
Net loss	—	—	—	—	—	—	—	—	—	(295,549)	(295,549)
Balance, September 30, 2023 (Restated)	989,626	$990	2,500,000	$25,000,000	1,315,960,743	$1,315,961	$12,802,575	$(24,967,500)	$19,700	$(17,085,591)	$(2,913,865)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Common Stock to Be	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	Deficit
Balance, December 31, 2021	989,626	$990	722,126,974	$722,127	$10,203,064	$68,450	$(14,769,709)	$(3,775,078)
Common stock issued for conversion of debt	-	-	72,000,000	72,000	59,040	-	-	131,040
Common stock issued for services – related party	-	-	175,000,000	175,000	2,187,500	25,300	-	2,387,800
Common stock issued for services	-	-	3,193,830	3,194	23,906	-	-	27,100
Common stock cancelled	-	-	(43,000,000)	(43,000)	43,000	-	-	-
Net loss	-	-	-	-	-	-	(1,218,781)	(1,218,781)
Balance, March 31, 2022	989,626	990	929,320,804	929,321	12,516,510	93,750	(15,988,490)	(2,447,919)
Common stock issued for services – related party	-	-	-	-	-	10,675	-	10,675
Common stock issued for services	-	-	5,525,454	5,525	19,875	-	-	25,400
Net loss	-	-	-	-	-	-	(507,696)	(507,696)
Balance, June 30, 2022	989,626	990	934,846,258	934,846	12,536,385	104,425	(16,496,186)	(2,919,540)
Common stock issued for services – related party	-	-	15,000,000	15,000	101,925	(104,425)	-	12,500
Common stock issued for services	-	-	6,804,957	6,805	15,695	-	-	22,500
Net income	-	-	-	-	-	-	44,029	44,029
Balance, September 30, 2022	989,626	$990	956,651,215	$956,651	$12,654,005	$-	$(16,452,157)	$(2,840,511)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SMC ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
	(Restated)
Cash Flows from Operating Activities:
Net loss	$(1,085,587)	$(1,682,448)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services – related party	101,200	2,410,975
Common stock issued for services	37,500	72,100
Change in fair value of derivative	316,528	(1,376,380)
Gain on conversion of debt	(7,638)	—
Loss on conversion of debt	45,815	—
Debt discount	—	4,600
Changes in operating assets and liabilities:
Prepaids	6,000	(6,000)
Accounts payable and accrued liabilities	6,551	30,000
Accrued interest	35,042	59,692
Accrued compensation – related party	417,000	316,960
Net cash used in operating activities	(127,589)	(170,501)

Cash Flows from Investing Activities:	—	—

Cash Flows from Financing Activities:
Cash overdraft assumed with acquisition	(425)	—
Proceeds from loan – related party	5,000	—
Proceeds from loans	138,581	181,751
Net cash provided by financing activities	143,156	181,751

Net change in cash	15,567	11,250
Cash at beginning of period	2,350	3,445
Cash at end of period	$17,917	$14,695

Supplemental schedule of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Supplemental disclosure of non-cash activity
Debt converted to common stock	$48,865	$—

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

A summary of all the Company’s convertible loans is as follows.

	Date Issued	Maturity Date	Rate	Balance 12/31/2022	Additions	Conversions/ Payments	Balance 9/30/2023	Conv Terms
FV Investments	5/27/2016	5/27/2017	12%	$16,596	$-	$-	$16,596	$0.001
FV Investments	3/14/2017	3/14/2018	12%	$15,000	$-	$-	$15,000	$0.001
Christopher Whitcomb	7/7/2016	7/7/2017	18%	$2,393	$-	$-	$2,393	(1)
Christopher Whitcomb	1/25/2017	1/25/2018	18%	$29,050	$-	$-	$29,050	(1)
Christopher Whitcomb	5/30/2017	5/30/2018	18%	$32,640	$-	$-	$32,640	(1)
Kanno Group Holdings ll Ltd	10/1/2019	10/1/2020	n/a	$42,601	$-	$-	$42,601	$0.00466
Kanno Group Holdings ll Ltd	1/6/2020	1/6/2021	n/a	$14,977	$-	$-	$14,977	$0.00615
Kanno Group Holdings ll Ltd	6/30/2020	6/30/2021	n/a	$7,732	$-	$-	$7,732	$0.00615
Kanno Group Holdings ll Ltd	12/31/2020	12/31/2021	n/a	$9,527	$-	$-	$9,527	$0.00185
Kanno Group Holdings ll Ltd	3/31/2021	3/31/2022	n/a	$5,112	$-	$-	$5,112	$0.00628
Kanno Group Holdings ll Ltd	7/24/2021	7/24/2022	n/a	$5,406	$-	$-	$5,406	$0.00603
Kanno Group Holdings ll Ltd	11/1/2021	11/1/2022	n/a	$2,828	$-	$-	$2,828	$0.00544
Kanno Group Holdings ll Ltd	12/31/2021	12/31/2022	n/a	$37,391	$-	$-	$37,391	$0.00509
Mammoth Corporation	1/12/2022	1/12/2023	n/a	$268,366	$-	$(36,365)	$232,001	(3)
Mammoth Corporation	1/21/2022	1/21/2023		$115,000	$-	$-	$115,000	(4)
Kanno Group Holdings ll Ltd	3/31/2022	3/31/2023	n/a	$7,606	$-	$-	$7,606	$0.00222
Kanno Group Holdings ll Ltd	4/25/2022	4/25/2023	n/a	$50,000	$-	$-	$50,000	$0.00206
Kanno Group Holdings ll Ltd	7/12/2022	7/12/2023	n/a	$2,388	$-	$-	$2,388	$0.00163
Kanno Group Holdings ll Ltd -	11/3/2022	11/3/2023	n/a	$11,357	$-	$-	$11,357	$0.00167
Kanno Group Holdings ll Ltd	12/31/2022	12/31/2023	n/a	$6,407	$-	$-	$6,407	$0.00096
Kanno Group Holdings ll Ltd	3/31/2023	3/31/2024	n/a	$-	$13,312	$-	$13,312	$0.00054
Kanno Group Holdings ll Ltd	6/30/2023	6/30/2024	n/a	$-	$89,038	$-	$89,038	$0.00084
Kanno Group Holdings ll Ltd	9/30/2023	9/30/2024	n/a	$-	$36,230	$-	$36,230	$0.00042
				$682,377	$138,580	$(36,365)	$784,592

Kanno Group Holdings ll Ltd – accrued interest	n/a	n/a	n/a	$338,079	$33,080	$(24,255)	$346,904	(5)
Other accrued interest	n/a	n/a	n/a	$134,349		(25,255)	$106,094
Total convertible debt and accrued interest				$1,154,805	171,660	(88,875)	$1,237,590

(1)	75% discount to the lowest closing price within the 60 previous trading sessions.
(2)	Note was assigned to Mammoth Corporation
(3)	Conversion rate depends on what part of the loan and when the conversion occurs.
(4)	50% of market price.
(5)	During the nine months ended September 30, 2023, Kanno Group Holdings converted $24,255 of accrued interest into 63,000,000 shares of common stock.

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

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy as of September 30, 2023 is as follows:

Inputs	September 30, 2023	Initial Valuation
Stock price	$0.0008	$0.006 – 0.0115
Conversion price	$0.0005 – 0.0007	$0.0016 – 0.0098
Volatility (annual)	128.54%	163.53%–214.94%
Risk-free rate	5.55%	0.39%–1.55%
Dividend rate	-	-
Years to maturity	0.25	1

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

During the nine months ended September 30, 2023, Christopher Whitcomb converted $12,500 of accrued interest into 50,000,000 shares of common stock.

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

NOTE 10 – RESTATEMENT

Per ASC 250-10 Accounting Changes and Error Corrections, the financial statements as of and for the three and six months ended September 30, 2023, are being restated to revise the accounting for the acquisition of Fyniti Global Equities EBT Inc. and adjust for debt conversions.

As of September 30, 2023
	As Reported	Adjusted		As Restated
ASSETS
Current Assets:
Cash	$17,917	$-		17,917
Receivables	300,000	-		300,000
Total Current Assets	317,917	-		317,917
Goodwill	10,876,694	(10,812,500)	(1)	64,194
Intangible assets. net	12,700,000	(12,700,000)	(1)	-
Total Assets	23,894,611	(23,512,500)		382,111

Current Liabilities:
Accounts payable and accrued liabilities	$96,313	$(12,500)	(2)	$83,813
Accrued compensation	1,343,835	-		1,343,835
Due to related parties	22,394	-		22,394
Convertible notes and accrued interest	1,225,090	12,500		1,237,590
Derivative liability	608,344	-		608,344
Total Current Liabilities	3,295,976	-		3,295,976

Stockholders' Equity (Deficit):
Series A Preferred stock, $0.001 par value, 1,000,000 shares authorized; 989,626 shares issued and outstanding	990	-		990
Series B Preferred stock, $10.00 par value, 4,500,000 shares authorized; 2,500,000 shares issued and outstanding	2,500	24,997,500		25,000,000
Common stock $0.001 par value, 3,000,000,000 shares authorized; 1,315,960,743 shares issued and outstanding	1,315,961	-		1,315,961
Discount for series B Preferred stock	-	(24,967,500)		(24,967,500)
Common stock to be issued	19,700	-		19,700
Additional paid-in capital	37,800,075	(24,997,500)		12,802,575
Accumulated deficit	(18,540,591)	1,455,000		(17,085,591)
Total Stockholders' Equity	20,598,635	(23,512,500)		(2,913,865)
Total Liabilities and Stockholders' Deficit	$23,894,611	$(23,512,500)		$382,111

For The Three Months Ended September 30, 2023
	As Reported	Adjusted		As Restated
Operating Expenses:
General and administrative	$110,904	$(57,500)	(2)	$53,904
Compensation expense – related party	233,100	(300)		232,800
Amortization expense	727,500	(727,500)	(1)	-
Total operating expenses	1,071,504	(785,300)		286,204

Loss from operations	(1,071,504)	785,300		(286,204)

Other income (expense):
Interest expense	(8,002)	-		(8,002)
Gain on conversion	7,638	(7,638)	(2)	-
Change in fair value of derivative	24,082	20,390	(2)	44,472
Loss on conversion	(45,815)	-		(45,815)
Total Other Expense	(22,097)	12,752		(9,345)

Net Loss	$(1,093,601)	$798,052		$(295,549)

Loss per share	$(0.00)	$-		$(0.00)

Weighted average common shares outstanding	1,275,319,438	-		1,275,319,438

For The Nine Months Ended September 30, 2023
	As Reported	Adjusted		As Restated
Operating Expenses:
General and administrative	$245,754	$(57,500)	(2)	$188,254
Compensation expense – related party	521,200	-		521,200
Amortization expense	1,455,000	(1,455,000)	(1)
Total operating expenses	2,221,954	(1,512,500)		709,454

Loss from operations	(2,221,954)	1,512,500		(709,454)

Other income (expense):
Interest expense	(21,428)	-		(21,428)
Gain on conversion	7,638	-		7,638
Change in fair value of derivative	(259,028)	-		(259,028)
Loss on conversion	(45,815)	(57,500)	(2)	(103,315)
Total Other Expense	(318,633)	(57,500)		(376,133)

Net Loss	$(2,540,587)	$1,455,000		$(1,085,587)

Loss per share	$(0.00)	$-		$(0.00)

Weighted average common shares outstanding	1,121,275,825	-		1,121,275,825

(1) Entries for the change of the value for the acquisition of Fyniti.

(2) Reclass amounts for conversion of debt.

NOTE 11— SUBSEQUENT EVENTS

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

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q/A or, in the case of documents referred to or incorporated by reference, the date of those documents.

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

General and Administrative Expenses

General and Administrative expenses for the three months ended September 30, 2023 was $53,404 as compared to $41,355 for the comparable prior period, an increase of $12,049 or 29.1%. The increase in the current period is primarily due to the additional expense for Fyniti.

Compensation Expense – Related Party

Compensation Expense – Related Party for the three months ended September 30, 2023 was $232,800 as compared to $144,600 for the comparable prior period, an increase of $88,200 or 61%. We incur compensation expenses for our CEO and COO. In the current period we accrued a total of $140,000 per the terms of their consulting agreements and granted shares of common stock for total non-cash expense of $92,800. In the prior period we accrued a total of $127,500 per the terms of their consulting agreements and granted shares of common stock for total non-cash expense of $17,100.

Other Income (Expense)

Total other expense for the three months ended September 30, 2023, was $9,345 as compared to total other income of $229,984 for the comparable prior period. In the current period we had interest expense of $8,002, a loss on conversion of debt of $45,815 and a gain of $44,472 related to the change in fair value of derivatives. In the prior period we had interest expense of $24,451, a gain of $234,435 related to the change in the fair value of derivatives and other income of $20,000.

Net Loss

Our net loss for the three months ended September 30, 2023, was $295,549 as compared with a net income of $44,029 for the comparable prior period, an increase to our net loss of $339,578. The change from net income to net loss is due to the decrease in other income for the change in the fair value of derivatives.

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

Revenue

We had no revenue for the nine months ended September 30, 2023 and 2022.

General and Administrative Expenses

General and Administrative expenses for the nine months ended September 30, 2023 was $188,254 as compared to $201,462 for the comparable prior period, a decrease of $13,208 or 6.6%.

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

Other Income (Expense)

Total other expense for the nine months ended September 30, 2023, was $376,133 as compared to total other income of $1,332,089 for the comparable prior period. In the current period we had interest expense of $21,428, a gain on conversion of convertible debt of $7,638, a loss on conversion of debt of $103,315 and a loss of $259,028 related to the change in fair value of derivatives. In the prior period we had interest expense of $64,291, a gain of $1,376,380 related to the change in the fair value of derivatives and $20,000 of other income.

Net Loss

Our net loss for the nine months ended September 30, 2023, was $1,085,587 as compared with a net loss of $1,682,448 for the comparable prior period, a decrease to our net loss of $596,861. The decrease in net loss is due to the decrease in other income for the change in the fair value of derivatives.

Liquidity and Capital Resources

During the nine months ended September 30, 2023, we used $127,589 of cash in operations compared to $170,501 used in the prior period.

As of September 30, 2023, we had convertible notes, including accrued interest, due of $1,237,590.

Off-Balance Sheet Arrangements

As of September 30, 2023, the Company had no off-balance sheet arrangements.

Going Concern

Our auditors have expressed substantial doubt as to our ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis. For the nine months ended September 30, 2023, the Company had a net loss of $1,085,587, had net cash used in operating activities of $127,589 and an accumulated deficit of $17,085,591. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures during the nine months ended September 30, 2023 were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The term “disclosure controls and procedures,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Notwithstanding the identified material weaknesses, management believes the financial statements included in this quarterly report on Form 10-Q/A fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

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

Date: March 14, 2024	SMC ENTERTAINMENT, INC.

	By:	/s/ Erik Blum
	Name:	Erik Blum
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Adam Yang
	Name:	Adam Yang
	Title:	Chief Financial Officer
(Principal Financial Officer)

