Form 10-K
period 2023-12-31
SMC Entertainment, Inc.
filed 2024-04-15
CIK 1497230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

or

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-56558

SMC ENTERTAINMENT, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-0108910
(State or other jurisdiction of	(I.R.S. employer
incorporation or formation)	Identification No.)

9170 Glades Road Suite 150
Boca Raton, FL 33434
(Address of principal executive offices)

(360) 820-5973
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock Par Value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter was $841,180.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,473,960,743 common shares issued and outstanding as of December 31, 2023.

As used in this registration statement, unless the context otherwise requires, the terms the “Company,” “Registrant,” “we,” “us,” “our,” or “SMCE,” refer to SMC Entertainment, Inc., a Nevada corporation.

FORWARD-LOOKING STATEMENTS

Except for statements of historical fact, some information in this document contains “forward-looking statements” that involve substantial risks and uncertainties. You can identify these forward-looking statements by words such as “may,” “will,” “should,” “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” or the negative of these words or other variations on these words or comparable terminology. The statements that contain these or similar words should be read carefully because these statements discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able accurately to predict or control. Further, we urge you to be cautious of the forward-looking statements which are contained in this registration statement because they involve risks, uncertainties and other factors affecting our operations, market growth, service, products, and licenses. The factors listed in the sections captioned “Risk Factors” and “Description of Business,” as well as other cautionary language in this registration statement and events in the future may cause our actual results and achievements, whether expressed or implied, to differ materially from the expectations we describe in our forward-looking statements. We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all of those risks, nor can we assess the impact of all of those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. The forward-looking statements in this registration statement are based on assumptions management believes are reasonable. However, due to the uncertainties associated with forward-looking statements, you should not place undue reliance on any forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and unless required by law, we expressly disclaim any obligation or undertaking to publicly update any of them in light of new information, future events, or otherwise. The occurrence of any of the events described as risk factors or other future events could have a material adverse effect on our business, results of operations and financial position. Since our common stock is considered a “penny stock,” we are ineligible to rely on the safe harbor for forward-looking statements provided in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).

WHERE YOU CAN FIND MORE INFORMATION ABOUT US

When this registration statement becomes effective, we will begin to file reports, proxy statements, information statements and other information with the United States Securities and Exchange Commission (the “SEC”). You may read and copy this information, for a copying fee, at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for more information on its Public Reference Room. Our SEC filings will also be available to the public from commercial document retrieval services, and at the Web site maintained by the SEC at http://www.sec.gov.

When this registration statement is effective, we will make available, through a link to the SEC’s Web site, electronic copies of the materials we file with the SEC (including our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, the Section 16 reports filed by our executive officers, directors and 10% stockholders and amendments to those reports). To receive paper copies of our SEC filings, please contact us by mail addressed to Investor Relations, SMC Entertainment, Inc., 9170 Glades Road Suite 150, Boca Raton, FL 33434.

Item 1. Business

Our wholly owned subsidiary, Fyniti Global Equities EBT Inc. markets a software-as-a-service (“SaaS”) proprietary platform for Certified Public Accountants (“CPAs”) Financial Institutions and Registered Investment Advisors (“RIAs”) (the “Platform”). The Platform is a SaaS platform enabling users to see the developing market trends and use it to create customizable baskets if applicable.

Currently, the Company has earned only minimal revenue. The SaaS is ready to implement, and we are currently talking to different CPAs and RIAs about beta testing the Platform beginning in the first quarter of 2024.

Pending the results of beta testing, the Company plans on using a model of an initial set up fee with a monthly content fee. Each CPA, Financial Institution and RIA will be charged an initial fee of $50,000 and a monthly maintenance fee for the software of up to $100,000 per month. The Company anticipates signing a beta test contract after its Form 10 Registration Statement is effective.

The Platform’s IQ Engine enables the user to see changes occurring on the underlying indexes daily and provides alternatives based on machine learning (“ML”) and artificial intelligence (“AI”) which the user can incorporate into its decision making process.

Our AI and ML Capabilities:

Fyniti Global Equities EBT employs state-of-the-art AI/ML technologies along with Quant algorithms, to enhance our quantitative investing strategies and wealth management solutions. The primary purpose of our AI/ML capabilities is to optimize trading strategies, risk management, and portfolio allocation.

Operation of the IQ Engine:

The IQ Engine operates by continuously analyzing vast amounts of financial data, market indicators, and historical trading patterns. It employs advanced statistical models and machine learning algorithms to identify trends, correlations, and anomalies in the data. These insights are then used to make data-driven decisions regarding the execution of trades, asset allocation, and risk mitigation. By using the IQ engine, Financial Institutions, RIAs, and CPAs will have more access to information flow with which to make better decisions for their clients.

Datasets Utilized:

Our AI/ML algorithms utilize a wide range of datasets to inform their decision-making processes. These datasets include but are not limited to:

We use both public and paid sources for input. Most of the input is correlated by amassing the collective data points at the end of business everyday., Our AI/ML algorithms utilize a wide range of datasets to inform their decision-making processes. The AL/ML Algorithm captures between 20 and 30 thousand data points every day from different places. These data points comprise but are not limited to:

Market Data: Real-time and historical price data, trading volumes, bid-ask spreads, and order book information.

Economic Indicators: Macro-economic data such as GDP, inflation rates, and interest rates.

News and Sentiment Analysis: News articles, social media sentiment, and other textual data sources to gauge market sentiment.

Fundamental Data: Company financials, earnings reports, and analyst recommendations.

Alternative Data: Non-traditional data sources are also incorporated to enhance the capabilities. As an example, regarding the financial sector. Buy now pay later tracking, Credit card usage, M1distribution, and Fed Data.

We obtain those datasets from paid data providers like financial data publishers as well as public sources like corporate SEC filings Edgar and Bloomberg etc. The nature of these datasets is both structured and unstructured data. Depending on the source of the dataset, the cost varies. Regarding the AI, we use 3 broader types of algorithms, supervised learning, unsupervised learning and reinforcement learning.

The SaaS is used to create a projected weighting on each block. In essence creating a customized index basket that is actionable on by the RIA As an example there are 500 stocks in the SP 600 the AI/ML could customize a block minus oil and gas or minus banks. The institution would have access to alerts on a daily basis showing recommended adjustments within their customized block. The RIA or institution would have the decision to act or not act on the alert.

We use AI in various capacities including (but not limited to) the following use cases: RAG based Information retrieval from unstructured data like SEC filings, quarterly reports etc., Text summarization and classification, Predictive analytics using financial metrics, Automatic data enrichment and predictions, Autonomous agents to continuously analyze data, identify missing features, rank and assign based on metrics v Analyze and enhance news stories, structured inputs like analyst ratings etc. All these datasets, 3rd party inputs are internally used to predict various ratings and analysis, but those data are not shown directly to the end users.

The mix of data points is designed to provide actionable alerts to financial institutions the exact set of data points is proprietary to the SaaS platform and the company would like to not divulge it publicly.

We obtain those datasets from paid data providers like financial data publishers as well as public sources like corporate SEC filings Edgar and Bloomberg etc. The nature of these datasets is both structured and unstructured data. Depending on the source of the dataset, the cost varies. Regarding the AI, we use 3 broader types of algorithms, supervised learning, unsupervised learning and reinforcement learning.

We use AI in various capacities including (but not limited to) the following use cases: RAG based Information retrieval from unstructured data like SEC filings, quarterly reports etc., Text summarization and classification, Predictive analytics using financial metrics, Automatic data enrichment and predictions, Autonomous agents to continuously analyze data, identify missing features, rank and assign based on metrics Analyze and enhance news stories, structured inputs like analyst ratings etc. All these datasets, 3rd party inputs are internally used to predict various ratings and analysis, but those data are not shown directly to the end users.

Third-Party AI Products:

While we primarily rely on our proprietary AI models and Quant algorithms, we also utilize third-party AI products and services for specialized analyses or data enhancements. These third-party tools are carefully vetted to ensure their accuracy, reliability, and compliance with regulatory standards.

We use the comparable and mention the ETF market because we wanted to draw parallel to how these two differ in the ability to cater to same segment of stock investors.

Fyniti Blocks -- as we call it-- may look similar to ETFs, however these two are different financial products, however the end goal is these two helps professional investors in simplifying their investment strategy. Fyniti Blocks offer Ria’s and Hedge Fund managers the ability to leverage real time trends and events, offering customization etc., Our product is a technology product offered as Software-as-a-Service because it leverages latest technologies to help the RIAs/brokers while giving them the controls they need to manage these by themselves and also without changing how these stocks are traded. It helps them in managing their portfolios better. ETF are set in their weighting the software offers institutions the ability to change their weightings as needed to reflect the underlying sentiment of the machine learning protocol.

We do use data like any other typical technology-based stock trading platform would use, but not necessarily would extrapolate data from ETF markets. For the reasons given above, the way it operates is very different and also, it addresses the gaps in customization that the ETFs currently do not provide.

Going Concern:

Since inception through the present, we have been dependent on raising capital to support our working capital needs. During this same period, we have recorded net accumulated losses and are yet to achieve profitability. Our ability to achieve profitability depends upon many factors, including its ability to develop and commercialize our websites. There can be no assurance that we will ever achieve any significant revenues or profitable operations. The Company has suffered recurring losses since inception and has no assurance of future profitability. The Company will continue to require financing from external sources to finance its operating and investing activities until sufficient positive cash flows from operations can be generated. There is no assurance that financing or profitability will be achieved, accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

Our auditors have expressed substantial doubt as to our ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis. For the year ended December 31, 2023, the Company had a net loss of $1,560,683, had net cash used in operating activities of $188,763, and an accumulated deficit of $17,560,687. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

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

History and Prior Operations

SMC Entertainment, Inc. (“SMC” or the “Company”) was incorporated in Nevada on January 23, 1998, under the name of Professional Recovery Systems, Ltd.

SMC is a versatile holding company focused on acquisition and support of proven commercialized technology (Fintech) companies. SMC has assembled a team of individuals adept at solving market needs, primarily within the merger and acquisition business landscape.

SMC and its management are always talking to new companies about their technologies and platforms. The company is always looking for new complementary businesses to potentially acquire.

At this point we have not yet targeted an acquisition to close on.

On March 1, 2021, the Company rescinded its agreement with FiberSKY Networks, Inc. (“FiberSKY”). The Company issued 2,000,000 shares of common stock to Ted Lasser, a controlling person of FiberSKY, for consideration of the cancellation.

On March 25, 2021, the Company terminated its agreement with WiMundo. The Company received a waiver of share issuance for the 20,000,000 shares of common stock never issued to WiMundo. The Company issued 1,500,000 shares each to two individuals related to WiMundo.

On March 30, 2021, the Company sold, transferred and assigned all rights and ownership to SMC’s wholly owned subsidiary iPTerra Technologies, Inc. (“iPTerra”), iPMine software intellectual property (“iPMine-IP”), and Aktiv-Trak software intellectual property (Aktiv-Trak-IP”) to Wyoming-based privately held Aktiv-Trak, Inc. (“Aktiv-Trak”).

On October 12, 2021, the Company announced it entered in discussion with the former members of Spectrum Entertainment LLC (“Spectrum”) to rescind SMC’s acquisition of Spectrum. As part of the rescission agreement, SMC is seeking (i) the repayment of $145,274.93 which includes payments made to Spectrum’s lenders, legal and accounting fees paid by the Company; and (ii) the return and cancellation of 40,000,000 common shares issued to Spectrum members as consideration for acquiring Spectrum. The Company’s acquisition of Spectrum was initiated, lead, and concluded by the Company’s former Chief Executive Officer.

On November 2, 2021, the Company filed a Uniform Commercial Code (UCC) filing in the states of Michigan and Wisconsin against Spectrum to secure its rightful ownership until Spectrum repays amounts owed and the return of 40,000,000 shares for cancellation. The Company took these extra measures to secure its ownership title, protect and preserve shareholders’ equity.

In settlement of the dispute between the Company and Spectrum, on January 20, 2022, the 40,000,000 shares of common stock originally issued to MICRME LLC were cancelled and returned to the Company. Spectrum’s majority member, Mr. Daniel Barbacovi, formed MICRME LLC in 2021 and requested the 40,000,000 shares of common stock to be issued to MICRME LLC.

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

Present Operations

On April 21, 2023, the Company completed its acquisition of AI-enabled wealth management technology platform provider, Fyniti Global Equities EBT Inc. (“Fyniti”). Summary of acquisition agreement:

●

The aggregate purchase price to be paid by the Company to Fyniti will be Twenty-Five Million Dollars ($25,000,000) to be paid by delivery of Two Million Five Hundred Thousand (2,500,000) unregistered shares (the “Shares”) of the Company’s $10.00 Series B Preferred Stock. The Purchase Price was negotiated at arm’s length, and the parties agreed that the $10 par value of the Company’s Series B Preferred Stock would be used to represent the mutually agreed upon fair value of each Share, such that the Company and Fyniti acknowledged the Two Million Five Hundred Thousand (2,500,000) Shares as adequate consideration for the Acquisition Agreement

●	The Preferred Stock is convertible into the Company’s common stock at a discount of ten percent (10%) to the preceding 10-day weighted average price prior to the conversion date;

●

The Company agrees to raise up to $2,000,000 with $250,000 to be paid to Fyniti upon the Closing. The balance of the $2,000,000 raise will be paid to Fyniti in quarterly installments of $250,000 based on the milestone achievements. The Company has paid $50,000 of the $250,000 commitment. The Company is in discussions with a number of investors to raise the balance of the commitment. In addition, the Company is still waiting to be receive $300,000 from GFL for expenses incurred by the Company.

The Company extends a consulting agreement to Mr. Jayakumar Gopalan; refer to Exhibit 10.9

The Company does not consider the transaction a related party transaction, as the terms were negotiated at arm’s length and did not result in a change of control. Fyniti operates as a wholly owned subsidiary of the Company.

Our current business operation is conducted through our wholly owned subsidiary, Fyniti Global Equities EBT Inc. (“Fyniti”) (www.fyniti.com, www.fynitiiq.com). Fyniti is a Fintech developer and provider of technology that combines Artificial Intelligence/Machine Learning (AI/ML) driven Quantitative investing (IQ Engine) with AI-enabled wealth management tools. Fyniti’s IQ Engine is an AI driven contextual analyzer that creates a repository of all equity research.

Trends in Our Addressable Market

 The company’s SaaS Platform can be used to reflect specific trading strategies. This enables the software to create customized baskets based on the trends entered by a financial professional. The SaaS will create a customized index or baskets using the data from the AI Machine Learning Algorithm. This will provide the financial professional with the ability to track and change the matching criteria to correctly reflect the daily changes represented by trends in the overall market... The AI applies typical equities data as well as analyzing and crunching the data based on over 10,000 data points. Our platform only proposes certain concepts based on trends and events. The financial professionals are in ultimate control on how they would like to invest and utilize the information that our platform facilitates.

The SaaS allows the institutions the ability to see the macro trends evolving on a daily basis. This allows the institutions greater flexibility in managing the underlying portfolio. Compared to an ETF where the weighting is more rigid and set, Basket Trading is a portfolio management strategy used by Investment Firms and Institutional Traders the software creates the basket and gives the institution the ability to adjust the portfolio if they choose.

In comparison to an ETFs the software offers advantages in its ability to customize the weighting of a trackable portfolio, it is not an ETF, but a customized index represented by the financial professionals input.

The platform does not operate in the ETF market or wealth management space but gives technological tools to professionals to manage it themselves. Although the platform may seem to have some similarities to that of an ETF, how this operates is totally different from the ETFs, while the end users i.e. the investors or their wealth managers take the final decisions by themselves.

The ETF and wealth management platform market is roughly $1.2 trillion worldwide. The market is forecasted to generate $6.2 billion in fees and presents a great opportunity for using AI/ML driven portfolio management as a SaaS for enhancing returns.

Our Competitive Advantages

With the help of AI and Quant algorithms, Fyniti SaaS Baskets will offer the following advantages:

●	Tax Loss Harvesting
●	Reduced Fees
●	1-Click Order Execution
●	Direct Indexing Investment
●	Event / Trend based Investing
●	Value / Faith based investing
●	Actively managed by Subject Matter Experts
●	Capital gains distributions
●	Gamified risk diversification
●	Highly liquid as good as individual stocks
●	Better Customization

In order to leverage the trends and events, Fyniti leverages AI / ML & Quant algos to create those Baskets and this further can be highly customized to individual investor scenario.

Fyniti’s SaaS Basket trading charges the institutions a fee to use the platform. It is provided as Software-as-a-Service (SaaS) along with the initial fee subscription fees for using certain advanced features like customization are charged monthly.

Marketing Strategy

Our go-to market timeline for public launch is the end of Q1/2024. We are currently exploring early adopters to partner with for product beta testing.

Our marketing strategy is multi-fold and comprises the following components:

●	Direct to retail investors utilizing social media (Twitter, LinkedIn, FB, etc.)

●	Small-medium CPA firms with clients looking for tax loss harvesting

●

Financial institutions including banks and broker/dealers exploring to offer our platform to their clients. The Company plans to offer a suite of software as a service to the end user. Each RIA, Financial Institution and CPA will customize the SaaS to their needs.

It’s critical for us to deploy our platform with early adopters to validate our technology. Equally critical, we will require the capital for the product’s official launch.

Employees

SMC currently has five (5) full-time employees plus seven (7) full-time contractors. Our officers currently work approximately 35 hours per week on the Company’s business.

Other Corporate Information

General information

Our business address is 9170 Glades Road Suite 150, Boca Raton, FL 33434. Our phone number is (360) 820-5973. Our website is www.smceinc.com. Our email address is ron.hughes.operations@smceinc.com. The information contained in, or that can be accessed through, our website is not part of this registration statement.

Reports to Security Holders.

The Company will file reports with the SEC. The Company will be a reporting company and will comply with the requirements of the Exchange Act.

The public may read and copy any materials the Company files with the SEC in the SEC’s Public Reference Section, Room 1580, 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Section by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

Item 1A. Risk Factors.

You should carefully consider the risks described below together with all of the other information included in this registration statement before making an investment decision with regard to our securities. The statements contained in or incorporated herein that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, you may lose all or part of your investment. In addition to other information in this registration statement and in other filings we make with the Securities and Exchange Commission, the following risk factors should be carefully considered in evaluating our business as they may have a significant impact on our business, operating results and financial condition. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects could be materially and adversely affected. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

Risks Related to Our Business

WE HAVE A LIMITED OPERATING HISTORY.

The Company was incorporated under the laws of the State of Nevada on January 23, 1998. The Company has limited operating history with which you can evaluate its business and prospects. An investor in the Company must consider its business and prospects in light of the risks, uncertainties and difficulties frequently encountered by early-stage companies, including limited capital, delays in product development, possible marketing and sales obstacles and delays, inability to gain customer and merchant acceptance or inability to achieve significant distribution of our products and services to customers. The Company cannot be certain that it will successfully address these risks. Its failure to address any of these risks could have a material adverse effect on its business.

WE ARE NOT PROFITABLE AND MAY NEVER BE PROFITABLE.

Since inception through the present, we have been dependent on raising capital to support our working capital needs. During this same period, we have recorded net accumulated losses and are yet to achieve profitability. Our ability to achieve profitability depends upon many factors, including its ability to develop and commercialize our websites. There can be no assurance that we will ever achieve any significant revenues or profitable operations. The Company has suffered recurring losses since inception and has no assurance of future profitability. The Company will continue to require financing from external sources to finance its operating and investing activities until sufficient positive cash flows from operations can be generated. There is no assurance that financing or profitability will be achieved, accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

OUR OPERATING EXPENSES EXCEED OUR REVENUES AND WILL LIKELY CONTINUE TO DO SO FOR THE FORESEEABLE FUTURE.

We are in an early stage of our development, and we have not generated any revenues to offset our operating expenses. Our operating expenses will likely continue to exceed our operating income for the foreseeable future, until such time as we are able to monetize our brands and generate substantial revenues, particularly as we undertake payment of the increased costs of operating as a public company.

WE WILL NEED ADDITIONAL CAPITAL, WHICH MAY BE DIFFICULT TO RAISE AS A RESULT OF OUR LIMITED OPERATING HISTORY OR ANY NUMBER OF OTHER REASONS.

We expect that we will have adequate financing for the next 8-10 months. However, in the event that we exceed our expected growth, we would need to raise additional capital. There is no assurance that additional equity or debt financing will be available to us when needed, on acceptable terms or even at all. Our limited operating history makes investor evaluation and an estimation of our future performance substantially more difficult. As a result, investors may be unwilling to invest in us or such investment may be on terms or conditions which are not acceptable. In the event that we are not able to secure financing, we may have to scale back our growth plans or cease operations.

WE HAVE NOT ADOPTED VARIOUS CORPORATE GOVERNANCE MEASURES, AND AS A RESULT STOCKHOLDERS MAY HAVE LIMITED PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST AND SIMILAR MATTERS.

Certain Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of corporate management and the securities markets. Because our securities are not yet listed on a national securities exchange, we are not required to adopt these corporate governance measures and have not done so voluntarily in order to avoid incurring the additional costs associated with such measures. Among these measures is the establishment of independent committees of the Board of Directors. However, to the extent a public market develops for our securities, such legislation will require us to make changes to our current corporate governance practices. Those changes may be costly and time-consuming. Furthermore, the absence of the governance measures referred to above with respect to our Company may leave our shareholders with more limited protection in connection with interested director transactions, conflicts of interest and similar matters.

WE MAY BE UNABLE TO DEVELOP NEW PRODUCTS AND SERVICES AND THE DEVELOPMENT OF NEW PRODUCTS AND SERVICES MAY EXPOSE US TO ADDITIONAL COSTS OR OPERATIONAL RISK.

Our financial performance depends, in part, on its ability to develop, market and manage new products and services. The development and introduction of new products and services require continued innovative efforts and may require significant time and resources as well as ongoing support and investment. Substantial risk and uncertainties are associated with the introduction of new products and services, including the implementation of new and appropriate operational controls and procedures, shifting client and market preferences, the introduction of competing products or services and compliance with regulatory requirements.

WE MAY BECOME SUBJECT TO LEGAL PROCEEDINGS THAT COULD HAVE A MATERIAL ADVERSE IMPACT ON OUR FINANCIAL POSITION AND RESULTS OF OPERATIONS.

From time to time and in the ordinary course of our business, we and certain of our subsidiaries may become involved in various legal proceedings. All such legal proceedings are inherently unpredictable and, regardless of the merits of the claims, litigation may be expensive, time-consuming and disruptive to our operations and distracting to management. If resolved against us, such legal proceedings could result in excessive verdicts, injunctive relief or other equitable relief that may affect how we operate our business. Similarly, if we settle such legal proceedings, it may affect how we operate our business. Future court decisions, alternative dispute resolution awards, business expansion or legislative activity may increase our exposure to litigation and regulatory investigations. In some cases, substantial noneconomic remedies or punitive damages may be sought. We currently do not maintain liability insurance coverage, but even if we had such insurance, there can be no assurance that such coverage will cover any particular verdict, judgment or settlement that may be entered against us, that such coverage will prove to be adequate or that such coverage will continue to remain available on acceptable terms, if at all. If we obtain such insurance, we could still incur liability that exceeds our insurance coverage or that is not within the scope of the coverage in legal proceedings brought against us, it could have an adverse effect on our business, financial condition and results of operations.

WE INTEND TO CONTINUE STRATEGIC BUSINESS ACQUISITIONS AND OTHER COMBINATIONS, WHICH ARE SUBJECT TO INHERENT RISKS.

We may continue to seek and complete strategic business acquisitions and other combinations that we believe are complementary to our business. Acquisitions have inherent risks which may have a material adverse effect on our business, financial condition, operating results or prospects, including, but not limited to: 1) failure to successfully integrate the business and financial operations, services, intellectual property, solutions or personnel of an acquired business and to maintain uniform standard controls, policies and procedures; 2) diversion of management’s attention from other business concerns; 3) entry into markets in which we have little or no direct prior experience; 4) failure to achieve projected synergies and performance targets; 5) loss of clients or key personnel; 6) incurrence of debt or assumption of known and unknown liabilities; 7) write-off of software development costs, goodwill, client lists and amortization of expenses related to intangible assets; 8) dilutive issuances of equity securities; and, 9) accounting deficiencies that could arise in connection with, or as a result of, the acquisition of an acquired company, including issues related to internal control over financial reporting and the time and cost associated with remedying such deficiencies. If we fail to successfully integrate acquired businesses or fail to implement our business strategies with respect to these acquisitions, we may not be able to achieve projected results or support the amount of consideration paid for such acquired businesses.

IF WE ARE UNABLE TO MANAGE OUR GROWTH IN THE NEW MARKETS IN WHICH WE OFFER SOLUTIONS OR SERVICES, OUR BUSINESS AND FINANCIAL RESULTS COULD SUFFER.

Our future financial results will depend in part on our ability to profitably manage our business in the new markets that we enter. Difficulties in managing future growth in new markets could have a significant negative impact on our business, financial condition and results of operations.

WE RELY HEAVILY ON OUR MANAGEMENT, AND THE LOSS OF THEIR SERVICES COULD ADVERSELY AFFECT OUR BUSINESS.

Our success is highly dependent upon the continued services of our management including our Chief Executive Officer and Director, Erik Blum. The loss of Mr. Blum’s services would have a material adverse effect on the Company and its business operations.

WE MAY NOT BE ABLE TO IMPLEMENT OUR GROWTH AND MARKETING STRATEGY SUCCESSFULLY OR ON A TIMELY BASIS OR AT ALL.

Our future success depends, in large part, on our ability to implement our growth strategy of organic growth along with acquisitions in the Fintech space.

Our sales and operating results will be adversely affected if we fail to implement our growth strategy or if we invest resources in a growth strategy that ultimately proves unsuccessful.

CYBER SECURITY RISKS AND THE FAILURE TO MAINTAIN THE INTEGRITY OF DATA BELONGING TO OUR COMPANY COULD EXPOSE US TO DATA LOSS, LITIGATION AND LIABILITY, AND OUR REPUTATION COULD BE SIGNIFICANTLY HARMED.

We may from time to time collect and retain large volumes of data relating to our business and from our customers for business purposes, including for transactional and promotional purposes, and our various information technology systems enter, process, summarize and report such data. The integrity and protection of this data is critical to our business. Maintaining compliance with the evolving regulations and requirements applicable to data security and information privacy protection could be difficult and may increase our expenses. In addition, a penetrated or compromised data system or the intentional, inadvertent or negligent release or disclosure of data could result in theft, loss or fraudulent or unlawful use of data relating to our company or our employees, independent distributors or preferred customers, which could harm our reputation, disrupt our operations, or result in remedial and other costs, fines or lawsuits.

COMPUTER MALWARE, VIRUSES, HACKING, PHISHING ATTACKS AND SPAMMING COULD HARM OUR BUSINESS AND RESULTS OF OPERATIONS.

Computer malware, viruses, physical or electronic break-ins and similar disruptions could lead to interruption and delays in our services and operations and loss, misuse, or theft of data. Computer malware, viruses, computer hacking and phishing attacks against online networking platforms have become more prevalent and may occur on our systems in the future.

Any attempts by hackers to disrupt our internal systems, if successful, could harm our business, be expensive to remedy and damage our reputation or brand. We currently do not maintain network security business disruption insurance, but even if we obtain such coverage, it may not be sufficient to cover significant expenses and losses related to direct attacks on our website or internal systems. Efforts to prevent hackers from entering our computer systems are expensive to implement and may limit the functionality of our services. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security and availability of our products and services and technical infrastructure may harm our reputation. Any significant disruption to our website or internal computer systems could adversely affect our business and results of operations.

OUR INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY COULD IMPAIR OUR COMPETITIVE ADVANTAGE, REDUCE OUR REVENUE, AND INCREASE OUR COSTS.

Our success and ability to compete depends and will depend in part on our ability to obtain and maintain the proprietary aspects of our technologies and products. We rely on a combination of trade secrets, patents, copyrights, trademarks, confidentiality agreements, and other contractual provisions to protect our intellectual property, but these measures may provide only limited protection. We may not always be able to enforce these agreements and may fail to enter into any such agreement in every instance when appropriate. We may from time to time license from third party’s their brands or certain technology used in and for our products. These third-party licenses are granted with restrictions; therefore, such third-party technology may not remain available to us on terms beneficial to us. Our failure to enforce and protect our intellectual property rights or obtain from third parties the right to use necessary technology could have a material adverse effect on our business, operating results, and financial condition. In addition, the laws of some foreign countries do not protect proprietary rights as fully as do the laws of the United States.

WE MAY FAIL TO RECRUIT AND RETAIN KEY PERSONNEL, WHICH COULD IMPAIR OUR ABILITY TO MEET KEY OBJECTIVES.

Our success depends on our ability to attract and retain highly skilled technical, managerial, sales, and marketing personnel. Changes in key personnel may be disruptive to our business. It could be difficult, time consuming and expensive to replace key personnel. Integrating new key personnel may be difficult and costly. Volatility, lack of positive performance in our stock price or changes to our overall compensation program including our stock incentive program may adversely affect our ability to retain key employees, many of whom may be compensated, in part, based on the performance of our stock price. The loss of services of any of our key personnel, the inability to retain and attract qualified personnel in the future or delays in hiring required personnel could make it difficult to meet key objectives. Any of these impairments related to our key personnel could negatively affect our business, financial condition, and financial results.

To remain competitive in our market, we must attract, motivate, and retain highly skilled managerial, sales, marketing, consulting and technical personnel, including executives and consultants. Our failure to attract additional qualified personnel to meet our needs could have a material adverse effect on our prospects for long-term growth. Our success is dependent to a significant degree on the continued contributions of key management. The unexpected loss of key personnel could have a material adverse impact on our business and results.

Risks Related to Our Common Stock

OUR STOCK PRICE MAY BE VOLATILE OR MAY DECLINE REGARDLESS OF OUR OPERATING PERFORMANCE, AND YOU MAY LOSE PART OR ALL OF YOUR INVESTMENT.

The market price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control, including:

•	actions by competitors;

•	actual or anticipated growth rates relative to our competitors;

•	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;

•	economic, legal and regulatory factors unrelated to our performance;

•	any future guidance we may provide to the public, any changes in such guidance or any difference between our guidance and actual results;

•	changes in financial estimates or recommendations by any securities analysts who follow our common stock;

•	speculation by the press or investment community regarding our business;

•	litigation;

•	changes in key personnel; and

•	future sales of our common stock by our officers, directors and significant shareholders.

In addition, the stock markets, including the grey market and the over-the-counter markets where we were quoted, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These broad market fluctuations may materially affect our stock price, regardless of our operating results. Furthermore, the market for our common stock historically has been limited and we cannot assure you that a larger market will ever be developed or maintained. The price at which investors purchase shares of our common stock may not be indicative of the price that will prevail in the trading market. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, these factors may make it more difficult or impossible for you to sell our common stock for a positive return on your investment. In the past, shareholders have instituted securities class action litigation following periods of market volatility. If we were involved in securities litigation, we could incur substantial costs which will divert our resources and the attention of management from our core business.

FUTURE SALES OF SHARES OF OUR COMMON STOCK, OR THE PERCEPTION IN THE PUBLIC MARKETS THAT THESE SALES MAY OCCUR, MAY DEPRESS OUR STOCK PRICE.

The market price of our common stock could decline significantly as a result of sales of a large number of shares of our common stock. In addition, if our significant shareholders sell a large number of shares, or if we issue a large number of shares, the market price of our stock could decline. Any issuance of additional common stock by us in the future, or warrants or options to purchase our common stock, if exercised, would result in dilution to our existing shareholders. Such issuances could be made at a price that reflects a discount or a premium to the then-current trading price of our common stock. Moreover, the perception in the public market that shareholders might sell shares of our stock or that we could make a significant issuance of additional common stock in the future could depress the market for our shares. These sales, or the perception that these sales might occur, could depress the market price of our common stock or make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

We have issued shares of common stock, and convertible notes which are convertible into shares of our common stock in connection with our private placements. In addition, we issued shares of our common stock, and convertible notes which are convertible into shares of our preferred stock, in financing transactions that are deemed to be “restricted securities,” as that term is defined in Rule 144 promulgated under the Securities Act. From time to time, certain of our shareholders may be eligible to sell all or some of their restricted shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, subject to certain limitations. The resale pursuant to Rule 144 of shares acquired from us in private transactions could cause our stock price to decline significantly.

“PENNY STOCK” RULES MAY MAKE BUYING OR SELLING OUR COMMON STOCK DIFFICULT.

If the market price for our common stock is below $5.00 per share, trading in our common stock may be subject to the “penny stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules would require that any broker-dealer that would recommend our common stock to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations would require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market price and liquidity of our common stock.

SALES OF OUR CURRENTLY ISSUED AND OUTSTANDING STOCK MAY BECOME FREELY TRADABLE PURSUANT TO RULE 144 AND MAY DILUTE THE MARKET FOR YOUR SHARES AND HAVE A DEPRESSIVE EFFECT ON THE PRICE OF THE SHARES OF OUR COMMON STOCK.

A substantial majority of our outstanding shares of common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that an Affiliate (as such term is defined in Rule 144(a)(1)) of an issuer who has held restricted securities for a period of at least six months (one year after filing Form 10 information with the SEC for shell companies and former shell companies) may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1% of a company’s outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to the sale (the four calendar week rule does not apply to companies quoted on the OTC Bulletin Board). Rule 144 also permits, under certain circumstances, the sale of securities, without any limitation, by a person who is not an Affiliate of the Company and who has satisfied a one-year holding period. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registrations of our shares of common stock, may have a depressive effect upon the price of our shares of common stock in any active market that may develop.

POTENTIAL FUTURE FINANCINGS MAY DILUTE THE HOLDINGS OF OUR CURRENT SHAREHOLDERS.

In order to provide capital for the operation of our business, in the future we may enter into financing arrangements. These arrangements may involve the issuance of new shares of common stock, preferred stock that is convertible into common stock, debt securities that are convertible into common stock or warrants for the purchase of common stock. Any of these items could result in a material increase in the number of shares of common stock outstanding, which would in turn result in a dilution of the ownership interests of existing common shareholders. In addition, these new securities could contain provisions, such as priorities on distributions and voting rights, which could affect the value of our existing common stock.

WE CURRENTLY DO NOT INTEND TO PAY DIVIDENDS ON OUR COMMON STOCK. AS A RESULT, YOUR ONLY OPPORTUNITY TO ACHIEVE A RETURN ON YOUR INVESTMENT IS IF THE PRICE OF OUR COMMON STOCK APPRECIATES.

We currently do not expect to declare or pay dividends on our common stock. In addition, in the future we may enter into agreements that prohibit or restrict our ability to declare or pay dividends on our common stock. As a result, your only opportunity to achieve a return on your investment will be if the market price of our common stock appreciates and you sell your shares at a profit.

YOU MAY EXPERIENCE DILUTION OF YOUR OWNERSHIP INTEREST DUE TO THE FUTURE ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK.

We do not have sufficient funds to finance the growth of our business on hand. As a result, we will require additional funds from future equity or debt financings, including tax equity financing transactions or sales of preferred shares or convertible debt, to complete the development of new projects and pay the general and administrative costs of our business. We may in the future issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of holders of our common stock. We are currently authorized to issue 3,000,000,000 shares of common stock. The potential issuance of such additional shares of common stock or preferred stock or convertible debt may create downward pressure on the trading price of our common stock. We may also issue additional shares of common stock or other securities that are convertible into or exercisable for common stock in future public offerings or private placements for capital raising purposes or for other business purposes. The future issuance of a substantial number of common shares into the public market, or the perception that such issuance could occur, could adversely affect the prevailing market price of our common shares. A decline in the price of our common shares could make it more difficult to raise funds through future offerings of our common shares or securities convertible into common shares.

OUR SHARES OF COMMON STOCK ARE CURRENTLY TRADED ON THE OTC MARKETS PINK MARKET TIER, ARE VERY THINLY TRADED, AND THE PRICE MAY NOT REFLECT OUR VALUE AND THERE CAN BE NO ASSURANCE THAT THERE WILL BE AN ACTIVE MARKET FOR OUR SHARES OF COMMON STOCK EITHER NOW OR IN THE FUTURE.

Our shares of common stock are very thinly traded, and the price, if traded, may not reflect our value. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. The market liquidity will be dependent on the perception of our operating business and any steps that our management might take to increase awareness of our Company with investors. There can be no assurance given that there will be any awareness generated. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. If a more active market should develop, the price may be highly volatile. Because there may be a low price for our shares of common stock, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in the shares of our common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such shares of common stock as collateral for loans.

WE HAVE A SIGNIFICANT NUMBER OF SHARES OF OUR COMMON STOCK ISSUABLE UPON CONVERSION OF CERTAIN OUTSTANDING OPTIONS, AND CONVERTIBLE NOTES, AND THE ISSUANCE OF SUCH SHARES UPON EXERCISE OR CONVERSION WILL HAVE A SIGNIFICANT DILUTIVE IMPACT ON OUR STOCKHOLDERS. SALES OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK FOLLOWING THE EXPIRATION OF LOCK-UPS MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK AND THE ISSUANCE OF ADDITIONAL SHARES WILL DILUTE ALL OTHER STOCKHOLDERS.

As of June 30, 2023, there are 1,162,060,743 shares of Common Stock issuable upon conversion of our convertible notes, subject to the provisions in such convertible notes which limit the holder’s beneficial ownership to a maximum of 4.99% or 9.99% of the issued and outstanding shares of the Company’s Common Stock.

FUTURE ISSUANCE OF OUR COMMON STOCK, PREFERRED STOCK, OPTIONS AND WARRANTS COULD DILUTE THE INTERESTS OF EXISTING STOCKHOLDERS.

We may issue additional shares of our common stock, preferred stock, options and warrants in the future. The issuance of a substantial amount of common stock, options and warrants could have the effect of substantially diluting the interests of our current stockholders. In addition, the sale of a substantial amount of common stock or preferred stock in the public market, or the exercise of a substantial number of warrants and options either in the initial issuance or in a subsequent resale by the target company in an acquisition which received such common stock as consideration or by investors who acquired such common stock in a private placement could have an adverse effect on the market price of our common stock.

WE DO NOT INTEND TO PAY DIVIDENDS FOR THE FORESEEABLE FUTURE, AND YOU MUST RELY ON INCREASES IN THE MARKET PRICES OF OUR COMMON STOCK FOR RETURNS ON YOUR INVESTMENT.

For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our Board and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors the Board deems relevant.

OUR EXECUTIVE OFFICERS AND DIRECTORS POSSESS SIGNIFICANT VOTING POWER WITH RESPECT TO OUR COMMON STOCK, WHICH WILL LIMIT YOUR INFLUENCE ON CORPORATE MATTERS.

As of June 30, 2023, our directors and executive officers collectively beneficially own approximately 305,000,000 of the shares of our common stock, 205,000,000 which is beneficially owned by Ronald Hughes, and 100,000,000 which is beneficially owned by Erik Blum, representing 29.3% of the shares of our common stock.

As a result, our insiders have the ability to significantly influence our management and affairs through the election and removal of our Board and all other matters requiring stockholder approval, including any future merger, consolidation or sale of all or substantially all of our assets. This concentrated voting power could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our stockholders. Furthermore, this concentrated control will limit the practical effect of your influence over our business and affairs, through any stockholder vote or otherwise. Any of these effects could depress the price of our common stock.

OUR ARTICLES OF INCORPORATION GRANTS OUR BOARD THE POWER TO ISSUE ADDITIONAL SHARES OF COMMON AND PREFERRED SHARES AND TO DESIGNATE OTHER CLASSES OF PREFERRED SHARES, ALL WITHOUT STOCKHOLDER APPROVAL.

Our authorized capital consists of 3,000,000,000 shares of common stock and 5,500,000 shares preferred stock. Our Board, without any action by our stockholders, may designate and issue shares of preferred stock in such series as it deems appropriate and establish the rights, preferences, and privileges of such shares, including dividends, liquidation and voting rights, provided it is consistent with Nevada law.

The rights of holders of our preferred stock that may be issued could be superior to the rights of holders of our shares of common stock. The designation and issuance of shares of capital stock having preferential rights could adversely affect other rights appurtenant to shares of our common stock. Furthermore, any issuances of additional stock (common or preferred) will dilute the percentage of ownership interest of then-current holders of our capital stock and may dilute our book value per share.

Item 1B. Unresolved Staff Comments

We have the following unresolved staff comments that the Company is working to resolve by amending our Form 10-12g.

Item 13. Financial Statements and Supplementary Data, page F-1

1. Please provide updated financial statements for year ended December 31, 2023, and related disclosures as required by Rule 8-08 of Regulation S-X.

Note 9 - Business combination, page F-12

2. We noted your response to prior comment 2 and your update in Note 9 that the 2,500,000 shares of Series B $10.00 Preferred Stock were valued using the number of common shares the preferred stock can be converted into and the trading price of the common stock of $0.0013 on April 21, 2023. On page F-11, we also noted your disclosure that the Series B preferred stock are convertible into common stock at a rate of 10% to the preceding ten day weighted average price. It appears that the conversion rate is variable based on preceding ten day weighted average price, and we cannot recalculate your purchase consideration in amount of $32,500. In these regards, please provide us your purchase consideration calculation including the conversion ratio and the preceding ten day weighted average price used in the calculation. Also explain how the ratio was derived by using 10% to the preceding ten day weighted average price as disclosed in the footnote.

Fyniti Global Equities EBT Inc.

Audited financial statements, page F-37

3. It appears that you still have filed an incorrect set of financial statements. Please provide audited financial statements of Fyniti Global Equities EBT Inc. for the correct reporting periods, which it was March 31, 2023 as required by Rule 8-04 of Regulation S-X.

Item 1C. Cybersecurity

We use, store and process data for and about our customers, employees, partners and suppliers. We have implemented a cybersecurity risk management program that is designed to identify, assess, and mitigate risks from cybersecurity threats to this data, our systems and business operations.

Cyber Risk Management and Strategy

Under the oversight of the Board of Directors since we do not currently have an Audit Committee, we have implemented and maintain a risk management program that includes processes for the systematic identification, assessment, management, and treatment of cybersecurity risks. Our cybersecurity oversight and operational processes are integrated into our overall risk management processes, and cybersecurity is one of our designated risk categories. We use the National Institute of Standards and Technology Cybersecurity Framework to guide our approach, ensuring a structured and comprehensive strategy for managing cybersecurity risks. We implement a risk-based approach to the management of cyber threats, supported by cybersecurity technologies, including automated tools, designed to monitor, identify, and address cybersecurity risks. In support of this approach, our IT security team implements processes to assess, identify, and manage security risks to the company, including in the pillar areas of security and compliance, application security, infrastructure security, and data privacy. This process includes regular compliance and critical system access reviews. In addition, we conduct application security assessments, vulnerability management, penetration testing, security audits, and ongoing risk assessments as part of our risk management process. We also maintain an incident response plan to guide our processes in the event of an incident. We also have a process to require corporate employees to undertake cybersecurity training and compliance programs annually.

We utilize third parties and consultants to assist in the identification and assessment of risks, including to support tabletop exercises and to conduct security testing.

Further, we have processes in place to evaluate potential risks from cybersecurity threats associated with our use of third-party service providers that will have access to our data, including a review process for such providers’ cybersecurity practices, risk assessments, contractual requirement, and system monitoring.

We continue to evaluate and enhance our systems, controls, and processes where possible, including in response to actual or perceived threats specific to us or experienced by other companies.

Although risks from cybersecurity threats have to date not materially affected us, our business strategy, results of operations or financial condition, we have, from time to time, experienced threats to and breaches of our and our third-party vendors’ data and systems.

Item 2. Properties

We maintain our current principal office at 9170 Glades Road Suite 150, Boca Raton, FL 33434. Our telephone number at this office is (360) 820-5973. We do not currently lease office space as it is provided by our CEO.

Item 3. Legal Proceedings

There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our Company’s or our Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.

Our common stock is quoted on the OTC Markets-OTC Pink under the symbol “SMCE” There currently is no liquid trading market for our common stock. There can be no assurance that a significant active trading market in our common stock will develop, or if such a market develops, that it will be sustained.

The ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state.  Several states require that an issuer’s securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. At present, we have no plans to register our securities in any particular state. Further, our shares may be subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the “penny stock” rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The SEC generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the SEC; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer’s net tangible assets; or exempted from the definition by the SEC. Broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000 by an individual, or $300,000 together with his or her spouse), are subject to additional sales practice requirements.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent to clients disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock and may affect the ability of stockholders to sell their shares.

We have not previously filed a registration statement under the Securities Act. Shares sold pursuant to exemptions from registration are deemed to be “restricted” securities as defined by the Securities Act. As of December 31, 2023, out of a total of 3,000,000,000 shares authorized, 783,955,093 shares are issued as restricted securities and can only be sold or otherwise transferred pursuant to a registration statement under the Securities Act or pursuant to an available exemption from registration. Of such restricted shares, 405,000,000 shares are held by affiliates (directors, officers and 10% holders), with the balance of 378,955,093 restricted shares being held by non-affiliates.

In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted shares of a reporting company for at least six months, including any person who may be deemed to be an “affiliate” of the company (as the term “affiliate” is defined under the Securities Act), is entitled to sell, within any three-month period, an amount of shares that does not exceed the greater of (i) the average weekly trading volume in the company’s common stock, as reported through the automated quotation system of a registered securities association, during the four calendar weeks preceding such sale or (ii) 1% of the shares then outstanding. In order for a stockholder to rely on Rule 144, adequate current public information with respect to the company must be available. A person who is not deemed to be an affiliate of the company and has not been an affiliate for the most recent three months, and who has held restricted shares for at least one year is entitled to sell such shares without regard to the various resale limitations under Rule 144. Under Rule 144, the requirements of paragraphs (c), (e), (f), and (h) of such Rule do not apply to restricted securities sold for the account of a person who is not an affiliate of an issuer at the time of the sale and has not been an affiliate during the preceding three months, provided the securities have been beneficially owned by the seller for a period of at least one year prior to their sale. For purposes of this registration statement, a controlling stockholder is considered to be a person who owns 10% or more of the company’s total outstanding shares, or is otherwise an affiliate of the Company. No individual person owning shares that are considered to be not restricted owns more than 10% of the Company’s total outstanding shares.

Holders

As of December 31, 2023, we had 191 shareholders of common stock per transfer agent’s shareholder list.

Dividends

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying any dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the growth of the Registrant’s business.

Equity Compensation Plan Information

The Company has not yet adopted an equity compensation plan but plans to do so in the near future.

Recent Sales of Unregistered Securities.

Unless otherwise noted, all of the securities discussed below were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act. Section 4(a)(2) of the Securities Act exempts from registration transactions by an issuer not involving any public offering. Each transaction discussed below involved the issuance of common stock as consideration for specific transactions named, as compensation to service providers for services performed for the Company, and for the conversion of promissory notes into common stock per the conversion terms therein.

On January 13, 2022, Mammoth Corporation converted $131,040 into 72,000,000 shares of common stock. The original note payable was issued on May 10, 2013, with $1,087,500 of the balance of the Note being assumed by SMC Entertainment lnc. On February 3, 2018, the remaining principal balance of $399,046 was transferred to Mammoth Corporation by the note holder, Kanno Group Holdings II LTD. The Note is convertible into shares of common stock at a 65% discount to the lowest closing price in the 90 days preceding the conversion.

On January 20, 2022, 3,000,000 shares of common stock previously issued to Brian Kramer were cancelled and returned to the Company. Mr. Kramer was a debt holder with the Company that agreed to cancel his shares upon the assignment and assumption of his debt with the Company.

On January 20, 2022, the 40,000,000 shares of common stock issued to Spectrum, pursuant to the acquisition closed on March 19, 2021, were cancelled and returned to the Company. The 40,000,000 shares of common stock originally issued to MICRME LLC. Spectrum’s majority member, Mr. Daniel Barbacovi, formed MICRME LLC in 2021 and requested the 40,000,000 shares of common stock to be issued to MICRME LLC. The agreement was cancelled, and the shares returned and cancelled as Spectrum was unable to fulfil certain post-acquisition requirements.

During the year ended December 31, 2022, the Company granted 28,158,856 shares of common stock to Buckman, Buckman & Reid for legal services. The shares were issued pursuant to the terms of the Advisory Agreement dated December 6, 2021, which required monthly instalments of $7,500 to be paid in shares of common stock valued on the first day of each month. The shares were valued at the closing stock price on the date of grant for total non-cash stock compensation expense of $105,000.

For January through June 2023, Buckman, Buckman & Reid, received 29,774,913 shares of common stock to Buckman, Buckman & Reid for legal services. The shares were issued pursuant to the terms of the Advisory Agreement dated December 6, 2021, which required monthly instalments of $7,500 to be paid in shares of common stock valued on the first day of each month. The shares were valued at the closing stock price on the date of grant for total non-cash stock compensation expense of $37,500.

On October 1, 2021, the Company entered into a consulting agreement with Ronald Hughes and North Arm Capital LLC, in which Mr. Hughes was appointed CEO and Chairman of the Company. Per the terms of the agreement Mr. Hughes is to be compensated $17,500 per month through October 1, 2022. In addition to his consulting fee Mr. Hughes was granted 500,000 shares of common stock per month. During the year ended December 31, 2022, the Company granted Mr. Hughes a total of 6,000,000 shares of common stock per the terms of the consulting agreement. The shares were valued on the date of grant for total non-cash compensation expense of $23,600.

On November 15, 2021, the Company entered into a consulting agreement with Erik Blum and J W Price LLC, in which Mr. Blum was appointed President of the Company. During the year ended December 31, 2022, the Company granted Mr. Blum a total of 6,000,000 shares of common stock per the terms of the consulting agreement. The shares were valued on the date of grant for total non-cash compensation expense of $27,875.

On January 18, 2022, the Company issued 100,000,000 shares of common stock to JW Price LLC for consulting services. The shares were valued at $0.0135, the closing price of on the date of grant, for total non-cash compensation expense of $1,350,000.

On January 18, 2022, the Company issued 75,000,000 shares of common stock to Ron Hughes for consulting services. The shares were valued at $0.0135, the closing price of on the date of grant, for total non-cash compensation expense of $1,012,500.

On February 15, 2023, and November 7, 2023, Kanno Group Holdings II Ltd. converted $24,255 and $13,440 of accrued interest into 63,000,000 and 64,000,000 shares of common stock, respectively. The interest was accrued on the note payable was issued on May 10, 2013, with $1,087,500 of the balance of the Note being assumed by SMC Entertainment lnc. On February 3, 2018, the remaining principal balance of $399,046 was transferred to Mammoth Corporation by the note holder, Kanno Group Holdings II LTD. Kanno Group Holdings II LTD maintained the accrued interest balance of $338,079. The interest is convertible into shares of common stock at a 65% discount to the lowest closing price in the 90 days preceding the conversion.

During Q2 2023, the Company granted 19,318,182 shares of common stock to a service provider for services. The shares were valued at the closing stock price on the date of grant for total non-cash stock compensation expense of $15,000.

On June 2, 2023, Christopher Whitcomb converted $12,500 of accrued interest into 50,000,000 shares of common stock.

During the year ended December 31, 2023, Mammoth converted $36,714 of principal into 103,900,000 shares of common stock.

Item 6. Issuer Purchases of Equity Securities

Smaller reporting companies are not required to provide the information required by this Item 6.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This registration statement on Form 10 and other reports filed by the Company from time to time with the SEC (collectively, the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company’s business, industry, and the Company’s operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is a supplement to the accompanying condensed financial statements and provides additional information on SMC Entertainment, Inc.’s (“SMC” or the “Company’) business, current developments, financial condition, cash flows and results of operations.

Overview

SMC Entertainment, Inc (“SMC” or the “Company”) was incorporated in Nevada on January 23, 1998, under the name of Professional Recovery Systems, Ltd.

On March 1, 2021, the Company rescinded its agreement with FiberSKY Networks, Inc. (“FiberSKY”). The Company issued 2,000,000 shares of common stock to Ted Lasser, a controlling person of FiberSKY, for consideration of the cancellation.

On March 25, 2021, the Company terminated its agreement with WiMundo. The Company received a waiver of share issuance for the 20,000,000 shares of common stock never issued to WiMundo. The Company issued 1,500,000 shares each to two individuals related to WiMundo.

On March 30, 2021, the Company sold, transferred and assigned all rights and ownership to SMC’s wholly owned subsidiary iPTerra Technologies, Inc. (“iPTerra”), iPMine software intellectual property (“iPMine-IP”), and Aktiv-Trak software intellectual property (Aktiv-Trak-IP”) to Wyoming-based privately held Aktiv-Trak, Inc. (“Aktiv-Trak”).

On October 12, 2021, the Company announced it entered in discussion with the former members of Spectrum Entertainment LLC (“Spectrum”) to rescind SMC’s acquisition of Spectrum. As part of the rescission agreement, SMC is seeking (i) the repayment of $145,274.93 which includes payments made to Spectrum’s lenders, legal and accounting fees paid by the Company; and (ii) the return and cancellation of 40,000,000 common shares issued to Spectrum members as consideration for acquiring Spectrum. The Company’s acquisition of Spectrum was initiated, lead, and concluded by the Company’s former Chief Executive Officer.

On November 2, 2021, the Company filed a Uniform Commercial Code (UCC) filing in the states of Michigan and Wisconsin against Spectrum to secure its rightful ownership until Spectrum repays amounts owed and the return of 40,000,000 shares for cancellation. The Company took these extra measures to secure its ownership title, protect and preserve shareholders’ equity.

In settlement of the dispute between the Company and Spectrum, on January 20, 2022, the 40,000,000 shares of common stock originally issued to MICRME LLC were cancelled and returned to the Company. Spectrum’s majority member, Mr. Daniel Barbacovi, formed MICRME LLC in 2021 and requested the 40,000,000 shares of common stock to be issued to MICRME LLC.

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

Results of Operations

For the Years Ended December 31, 2023 Compared to December 31, 2022

Revenue

We had $752 of revenue for the year ended December 31, 2023. We had no revenue for the year ended December 31, 2022.

General and Administrative Expenses

General and Administrative expenses for the year ended December 31, 2023, was $244,069 as compared to $229,258 for the year ended December 31, 2022, an increase of $14,811 or 6.5%. The increase in the current period is largely due to an increase in audit fees.

Compensation Expense – Related Party

Compensation Expense – Related Party for the year ended December 31, 2023, was $677,500 as compared to $2,936,475 for the year ended December 31, 2022, a decrease of $2,259,975. We incur compensation expenses for our CEO, COO and beginning in November 2023, our CFO. In the current period we incurred a total of $574,000 per the terms of their consulting agreements and granted shares of common stock for total non-cash expense of $103,500. In the prior period we accrued a total of $522,500 per the terms of their consulting agreements and granted shares of common stock for total non-cash expense of $2,413,975.

Other Income (Expense)

Total other expense for the year ended December 31, 2023, was $639,866 as compared to total other income of $1,935,438 for the year ended December 31, 2022. In the current period we had interest expense of $56,770, a gain on conversion of convertible debt of $7,762, a loss on conversion of debt of $103,315 and a loss of $487,543 related to the change in fair value of derivatives. In the prior period we had interest expense of $64,144 and a gain of $1,679,582 related to the change in fair value of derivatives and other income of $320,000.

Net Operating Loss

Our net operating loss for the year ended December 31, 2023, was $1,560,683 as compared with a net loss of $1,230,295 for the year ended December 31, 2022, an increase of $330,300. The increase in net operating loss is primarily due to less non-cash stock compensation expense and the loss on fair value of our derivatives.

Going Concern

Our auditors have expressed substantial doubt as to our ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis. For the year ended December 31, 2023, the Company had a net loss of $1,560,683, had net cash used in operating activities of $188,763, and has an accumulated deficit of $17,560,687. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

As of December 31, 2023, the Company had no off-balance sheet arrangements.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 2 to our audited financial statements for the years ended December 31, 2023 and 2022. Certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our financial statements. In applying these policies, our management uses judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our condensed consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

 Item 8. Financial Statements

 SMC ENTERTAINMENT, INC.

FINANCIAL STATEMENTS

For the Year Ended December 31, 2023

Report of Independent Registered Public Accounting Firm

 The Board of Directors and Stockholders of

SMCE ENTERTAINMENT, INC.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of SMCE Entertainment, Inc (the ‘Company’) as of December 31, 2023, and 2022, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2023 and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows for the year ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company suffered an accumulated deficit of $17,560,687, net loss of $1,560,683 and a negative working capital of $3,393,255. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 2 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. Communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Intangible assets

On April 21, 2023, the Company completed its acquisition of AI-enabled wealth management technology platform provider, Fyniti Global Equities EBT Inc. (“Fyniti”) for 2,500,000 shares of Series B $10.00 Preferred Stock.  The shares of preferred were valued using the number of common shares the preferred stock can be converted into and the trading price of the common stock of $0.0013, on April 21, 2023

We identified the Audit of acquisition of AI-enabled wealth management technology platform, as a critical audit matter because of the significant estimates and assumptions used by the management in determining the consideration paid and fair value of the identifiable net assets and liabilities acquired.

Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditors judgement and an increase extent of efforts.

The primary procedures we performed include.

We reviewed and challenged the reasonableness of key management assumptions used in determining the number of shares issued and the market value of shares issued

We reviewed the fyniti assets independent valuation report and gained an understanding of the fyniti assets and the valuation of the intangible assets.

We assessed the suitability of the method used by the expert in valuation of the assets.

We performed data integrity check including accuracy of sample journal entries by checking them to approved supporting documents.

We evaluated the reasonableness of the valuation methodology and discount rate by testing the source information underlying the discount rate and mathematical accuracy of the calculation and developing range of independent estimates and comparing those to the discount rate used by the management.

OLAYINKA OYEBOLA & CO.

(Chartered Accountants)

Lagos, Nigeria

We have served as the Company’s auditor since March 2022.

April 15, 2024

SMC ENTERTAINMENT, INC. CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022
ASSETS

Current Assets:
Cash	$7,269	$2,350
Receivable	300,000	300,000
Prepaids and other current assets	—	6,000
Total Current Assets	307,269	308,350

Goodwill	64,194	—

Total Assets	$371,463	$308,350

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued liabilities	$87,887	$30,044
Accrued compensation	1,486,335	926,835
Due to related parties	22,394	15,625
Convertible notes	846,269	682,017
Accrued interest	465,064	472,789
Derivative liability	792,575	536,398
Total Current Liabilities	3,700,524	2,663,708

Total Liabilities	3,700,524	2,663,708

Shareholders’ Deficit:
Series A Preferred stock, $0.001 par value, 1,000,000 shares authorized; 990,346 shares issued and outstanding	990	990
Series B Preferred stock, $10.00 par value, 4,500,000 shares authorized; 2,500,000 and 0 shares issued and outstanding, respectively	25,000,000	—
Common stock $0.001 par value, 3,000,000,000 shares authorized; 1,379,960,743 and 962,535,830 shares issued and outstanding, respectively	1,379,961	962,536
Discount for series B Preferred stock	(24,967,500)	—
Common stock to be issued	22,000	23,500
Additional paid-in capital	12,796,175	12,657,620
Accumulated deficit	(17,560,687)	(16,000,004)
Total Stockholders’ Deficit	(3,329,061)	(2,355,358)
Total Liabilities and Stockholders’ Deficit	$371,463	$308,350

The accompanying notes are an integral part of these consolidated financial statements.

SMC ENTERTAINMENT, INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2023	2022
Revenue	$752	$—

Operating Expenses:
General and administrative	244,069	229,258
Compensation expense – related party	677,500	2,936,475
Total operating expenses	921,569	3,165,733

Loss from operations	(920,817)	(3,165,733)

Other income (expense):
Interest expense	(56,770)	(64,144)
Gain on conversion of debt	7,762	—
Change in fair value of derivative	(487,543)	1,679,582
Loss on conversion of debt	(103,315)	—
Other income	—	320,000
Total Other (Expense) Income	(639,866)	1,935,438

Net Loss	$(1,560,683)	$(1,230,295)

Net loss per share – basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding, basic and diluted	1,179,815,585	933,446,931

The accompanying notes are an integral part of these consolidated financial statements.

SMC ENTERTAINMENT, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT For the Years Ended December 31, 2023 and 2022

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Discount to Preferred	Common Stock to Be	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Issued	Deficit	Deficit
Balance, December 31, 2021	990,346	$990	—	$—	722,126,974	$722,127	$10,203,064	$—	$68,450	$(14,769,709)	$(3,775,078)
Common stock issued for conversion of debt	—	—	—	—	72,000,000	72,000	59,040	—	—	—	131,040
Common stock issued for services – related party	—	—	—	—	190,000,000	190,000	2,283,925	—	(59,950)	—	2,413,975
Common stock issued for services	—	—	—	—	21,408,856	21,409	68,591	—	15,000	—	105,000
Common stock cancelled	—	—	—	—	(43,000,000)	(43,000)	43,000	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(1,230,295)	(1,230,295)
Balance, December 31, 2022	990,346	990	—	—	962,535,830	962,536	$12,657,620	$—	23,500	(16,000,004)	(2,355,358)
Common stock issued for conversion of debt	—	—	—	—	280,900,000	280,900	132,580	—	—	—	413,480
Common stock issued for services – related party	—	—	—	—	100,000,000	100,000	(10,000)	—	13,500	—	103,500
Common stock issued for services	—	—	—	—	36,524,913	36,525	15,975	—	(15,000)	—	37,500
Preferred stock issued for acquisition	—	—	2,500,000	25,000,000	—	—	—	(24,967,500)	—	—	32,500
Net loss	—	—	—	—	—	—	—	—	—	(1,560,683)	(1,560,683)
Balance, December 31, 2023	990,346	$990	2,500,000	$25,000,000	1,379,960,743	$1,379,961	$12,796,175	$(24,967,500)	$22,000	$(17,560,687)	$(3,329,061)

The accompanying notes are an integral part of these consolidated financial statements.

SMC ENTERTAINMENT, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(1,560,683)	$(1,230,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services – related party	116,500	2,413,975
Common stock issued for services	37,500	105,000
Change in fair value of derivative	487,543	(1,679,582)
Gain on conversion of debt	(7,762)	—
Loss on conversion of debt	103,315	—
Debt discount	—	4,600
Other income from agreement rescission fee	—	(300,000)
Changes in operating assets and liabilities:
Prepaids	6,000	(6,000)
Accounts payable and accrued liabilities	(875)	16,044
Accrued interest	84,199	59,545
Accrued compensation – related party	545,500	427,460
Net cash used in operating activities	(188,763)	(189,253)

Cash Flows from Investing Activities:	—	—

Cash Flows from Financing Activities:
Cash overdraft assumed with acquisition	(425)	—
Proceeds from loan – related party	5,000	—
Proceeds from loans	189,107	188,158
Net cash provided by financing activities	193,682	188,158

Net change in cash	4,919	(1,095)
Cash at beginning of period	2,350	3,445
Cash at end of period	$7,269	$2,350

Supplemental schedule of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Supplemental disclosure of non-cash activity
Debt converted to common stock	$86,560	$—

The accompanying notes are an integral part of these consolidated financial statements.

SMC ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

December 31, 2023

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

NOTE 2 — SUMMARY OF SIGNIFICANT POLICIES

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of December 31, 2023 and 2022.

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

Revenue Recognition

The Company recognizes revenue under ASC 606, “Revenue from Contracts with Customers” (“ASC 606”). The Company determines revenue recognition through the following steps:

●	Identification of a contract with a customer;
●	Identification of the performance obligations in the contract;
●	Determination of the transaction price;
●	Allocation of the transaction price to the performance obligations in the contract; and
●	Recognition of revenue when or as the performance obligations are satisfied.

Revenue is recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. As a practical expedient, the Company does not adjust the transaction price for the effects of a significant financing component if, at contract inception, the period between customer payment and the transfer of goods or services is expected to be one year or less.

Income Taxes

Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to tax net operating loss carryforwards. The deferred tax assets and liabilities represent the future tax return consequences of these differences, which will either be taxable or deductible when assets and liabilities are recovered or settled, as well as operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become available. Because the judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part, be beyond the Company’s control, it is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred taxes could change in the near term.

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of December 31, 2023 and 2022, no liability for unrecognized tax benefits was required to be reported.

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

The following table classifies the Company’s asset measured at fair value on a recurring basis into the fair value hierarchy as of December 31, 2023:

Description	Level 1	Level 2	Level 3
Derivative	$-	$-	$792,575
Total	$-	$-	$792,575

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

NOTE 3 — GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses since inception and has no assurance of future profitability. The Company will continue to require financing from external sources to finance its operating and investing activities until sufficient positive cash flows from operations can be generated. There is no assurance that financing or profitability will be achieved, accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

NOTE 5 — CONVERTIBLE NOTES PAYABLE

On January 12, 2022, Kanno entered into a Debt Purchases and Assignment Agreement with Mammoth Corporation, whereby Kanno assigned the remaining principal balance of $399,046, from its note originally issued on February 3, 2018, to Mammoth. No accrued interest was assigned. During the year ended December 31, 2022, Mammoth converted $131,040 of the note into 72,000,000 shares of common stock. During the year ended December 31, 2023, Mammoth converted $36,365 of the note into 103,900,000 shares of common stock. As of December 31, 2023, there is $231,641 due on the note.

On January 21, 2022, the Company issued a Convertible Promissory Note to Mammoth Corporation in the amount of $550,000. The Note will be funded in tranches, with the initial tranche of $110,400, net of $4,600 OID and fees, paid on February 1, 2022. Interest will not accrue on the note, unless an uncured default occurs.

A summary of all the Company’s convertible loans is as follows.

	Date Issued	Maturity Date	Rate	Balance 12/31/2022	Additions	Conversions/ Payments	Balance 12/31/2023	Conv Terms
FV Investments	5/27/2016	5/27/2017	12%	$16,596	$-	$-	$16,596	$0.001
FV Investments	3/14/2017	3/14/2018	12%	$15,000	$-	$-	$15,000	$0.001
Christopher Whitcomb	7/7/2016	7/7/2017	18%	$2,393	$-	$-	$2,393	(1)
Christopher Whitcomb	1/25/2017	1/25/2018	18%	$29,050	$-	$-	$29,050	(1)
Christopher Whitcomb	5/30/2017	5/30/2018	18%	$32,640	$-	$-	$32,640	(1)
Kanno Group Holdings ll Ltd	10/1/2019	10/1/2020	12%	$42,601	$-	$-	$42,601	$0.00466
Kanno Group Holdings ll Ltd	1/6/2020	1/6/2021	12%	$14,977	$-	$-	$14,977	$0.00615
Kanno Group Holdings ll Ltd	6/30/2020	6/30/2021	12%	$7,732	$-	$-	$7,732	$0.00615
Kanno Group Holdings ll Ltd	12/31/2020	12/31/2021	12%	$9,527	$-	$-	$9,527	$0.00185
Kanno Group Holdings ll Ltd	3/31/2021	3/31/2022	12%	$5,112	$-	$-	$5,112	$0.00628
Kanno Group Holdings ll Ltd	7/24/2021	7/24/2022	12%	$5,406	$-	$-	$5,406	$0.00603
Kanno Group Holdings ll Ltd	11/1/2021	11/1/2022	12%	$2,828	$-	$-	$2,828	$0.00544
Kanno Group Holdings ll Ltd	12/31/2021	12/31/2022	12%	$37,391	$-	$-	$37,391	$0.00509
Mammoth Corporation	1/12/2022	1/12/2023	12%	$268,366	$-	$(36,714)	$231,652	(3)
Mammoth Corporation	1/21/2022	1/21/2023	12%	$115,000	$42,300	$-	$157,300	(4)
Kanno Group Holdings ll Ltd	3/31/2022	3/31/2023	12%	$7,606	$-	$-	$7,606	$0.00222
Kanno Group Holdings ll Ltd	4/25/2022	4/25/2023	12%	$50,000	$-	$-	$50,000	$0.00206
Kanno Group Holdings ll Ltd	7/12/2022	7/12/2023	12%	$2,388	$-	$-	$2,388	$0.00163
Kanno Group Holdings ll Ltd -	11/3/2022	11/3/2023	n/a	$11,357	$-	$-	$11,357	$0.00167
Kanno Group Holdings ll Ltd	12/31/2022	12/31/2023	n/a	$6,407	$-	$-	$6,407	$0.00096
Kanno Group Holdings ll Ltd	3/31/2023	3/31/2024	n/a	$-	$13,312	$-	$13,312	$0.00054
Kanno Group Holdings ll Ltd	6/30/2023	6/30/2024	n/a	$-	$89,038	$-	$89,038	$0.00084
Kanno Group Holdings ll Ltd	9/30/2023	9/30/2024	n/a	$-	$36,230	$-	$36,230	$0.00042
Kanno Group Holdings ll Ltd	12/31/2023	9/30/2024	n/a	$-	$19,726	$-	$19,726	$0.00035
				$682,377	$200,606	$(36,714)	$846,269

Kanno Group Holdings ll Ltd – accrued interest	n/a	n/a	n/a	$338,079	$38,693	$(37,695)	$339,077	(5)
Other accrued interest	n/a	n/a	n/a	$134,349	4,138	(12,500)	$125,987
Total convertible debt and accrued interest				$1,154,805	243,437	(86,909)	$1,311,333

(1)	75% discount to the lowest closing price within the 60 previous trading sessions.
(2)	Note was assigned to Mammoth Corporation
(3)	Conversion rate depends on what part of the loan and when the conversion occurs.
(4)	50% of market price.
(5)	During the year ended December 31, 2023, Kanno Group Holdings converted $37,695 of accrued interest into 127,000,000 shares of common stock.

A summary of the activity of the derivative liability for the notes above and for amounts due under the consulting agreements with Mr. Hughes and Mr. Blum (Note 8) is as follows:

Balance at December 31, 2021	$2,215,981
Derivative (gain) due to mark to market adjustment	(1,679,582)
Balance at December 31, 2022	$536,399
Decrease to derivative due to conversion	(231,367)
Derivative loss due to mark to market adjustment	487,543
Balance at December 31, 2023	$792,575

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy as of December 31, 2023, is as follows:

Inputs	December 31, 2023	Initial Valuation
Stock price	$0.0006	$0.006 – 0.0115
Conversion price	$0.0005	$0.0016 – 0.0098
Volatility (annual)	191.89%	163.53%–214.94%
Risk-free rate	5.4%	.39%–1.55%
Dividend rate	-	-
Years to maturity	.25	1

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

During the year ended December 31, 2023, Kanno Group Holdings converted $37,695 of accrued interest into 127,000,000 shares of common stock.

During the year ended December 31, 2023, Christopher Whitcomb converted $12,500 of accrued interest into 50,000,000 shares of common stock.

During the year ended December 31, 2023, Mammoth converted $36,714 of principal into 103,900,000 shares of common stock.

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

On October 1, 2021, the Company entered into a consulting agreement with Ronald Hughes and North Arm Capital LLC, in which Mr. Hughes was appointed CEO and Chairman of the Company. Per the terms of the agreement Mr. Hughes is to be compensated $17,500 per month through October 1, 2022, increasing to $20,000 per month thereafter. In addition to his consulting fee Mr. Hughes will be granted 500,000 shares of common stock per month. During the year ended December 31, 2022, the Company granted Mr. Hughes 6,000,000 shares of common stock per the terms of the consulting agreement. The shares were valued on the date of grant for total non-cash compensation expense of $23,600. During the year ended December 31, 2023, Mr. Hughes was granted 6,000,000 shares of common stock. The shares were valued on the date of grant for total non-cash compensation expense of $6,200. As of December 31, 2023, a total of 8,000,000 shares of common stock have not been issued by the transfer agent and are disclosed as common stock to be issued in the amount of $11,850.

Per the terms of the agreement Mr. Hughes has the right to convert all or a portion of any accrued amount of compensation into shares of common stock at a 10% discount to the VWAP of the average of the last five trading days before conversion. As of December 31, 2023 and 2022, there is $461,000 and $221,000 due under this agreement, respectively. There is an additional $56,000 of accrued compensation due to Mr. Hughes under his prior agreement and $16,810 due for cash advances to the Company.

On November 15, 2021, the Company entered into a consulting agreement with Erik Blum and J W Price LLC, in which Mr. Blum was appointed President of the Company. Per the terms of the agreement Mr. Blum is to be compensated $20,000 per month through November 15, 2022, increasing to $25,000 per month through November 15, 2023. During the year ended December 31, 2022, the Company granted Mr. Blum 6,000,000 shares of common stock per the terms of the consulting agreement. The shares were valued on the date of grant for total non-cash compensation expense of $27,875. During the year ended December 31, 2023, Mr. Blum was granted 6,000,000 shares of common stock. The shares were valued on the date of grant for total non-cash compensation expense of $7,300. As of December 31, 2023, a total of 8,000,000 shares of common stock have not been issued by the transfer agent and are disclosed as common stock to be issued in the amount of $10,150.

Per the terms of the agreement Mr. Blum has the right to convert all or a portion of any accrued amount of compensation into shares of common stock at a 10% discount to the VWAP of the average of the last five trading days before conversion. As of December 31, 2023 and 2022, there is $594,460 and $288,960 due under this agreement, respectively.

On August 1, 2023, the Company issued 100,000,000 shares of common stock to JW Price LL for services. The shares were valued at $0.0009, the closing price of on the date of grant, for total non-cash compensation expense of $90,000.

On December 26, 2023, Xuqiang (Adam) Yang, was appointed as Chief Financial Officer (“CFO”) of the Company to replace Mr. Blum, who was serving as the Interim CFO. Per the terms of the consulting agreement to serve as the Company’s CFO Mr. Yang will be compensated $7,000 per month, beginning November 1, 2023. As of December 31, 2023, there is $14,000 due to Mr. Yang.

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

The Company accounted for the transaction as a business combination under ASC 805 and as a result, allocated the fair value of the book value of identifiable assets acquired and liabilities assumed as of the acquisition date as outlined in the table below. The consolidated income statement for the year ended December 31, 2023, includes $752 and $63,462 of income and expenses, respectively, of Fyniti from the date of acquisition (April 21, 2023) through December 3, 2023.

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

NOTE 10 – INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The U.S. federal income tax rate of 21% is being used due to the new tax law recently enacted.

Net deferred tax assets consist of the following components as of December 31:

	2023	2022
Federal income tax benefit attributable to:
Current operations	$325,000	$258,000
Less: valuation allowance	(325,000)	(258,000)
Net provision for Federal income taxes	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended December 31, due to the following:

	2023	2022
Deferred Tax Assets:
NOL Carryover	$3,685,000	$3,360,000
Less valuation allowance	(3,685,000)	(3,360,000)
Net deferred tax assets	$—	$—

At December 31, 2023, the Company had net operating loss carry forwards of approximately $3,685,000 that may be offset against future taxable income. NOLs from tax years up to 2018 can be carried forward twenty years. Under the CARES Act, the Company can carry forward NOLs indefinitely for NOLs generated in a tax year beginning after 2018, that remain after they are carried back to tax years in the five-year carryback period. No tax benefit has been reported in the December 31, 2023, financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2017.

NOTE 11— SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, Subsequent Events, from the balance sheet date through the date the financial statements were issued and has determined that the following material subsequent events exist.

Subsequent to December 31, 2023, the 8,000,000 shares of common stock each due to Mr. Hughes and Mr. Blum were issued by the transfer agent.

Subsequent to December 31, 2023, 1,500,000 shares of common stock were issued to Mr. Hughes and 1,500,000 shares of common stock were issued to Mr. Blum, for services.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of December 31, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and that such information was not accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process, under the supervision of the principal executive officer and the principal financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

●

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

●

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) as set forth in its Internal Control - Integrated Framework. This assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

Management has concluded that our internal control over financial reporting had the following material deficiencies:

●	We were unable to maintain segregation of duties within our business operations due to our reliance on a single individual fulfilling the role of sole officer and director.

●

Lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal control and procedures.

These control deficiencies to our 2023 annual financial statements could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly, we have determined that this control deficiency constitutes a material weakness.

To the extent reasonably possible, given our limited resources, our goal is, upon consummation of a merger with a private operating company, to separate the responsibilities of principal executive officer and principal financial officer, intending to rely on two or more individuals. We will also seek to expand our current board of directors to include additional individuals willing to perform directorial functions. Since the recited remedial actions will require that we hire or engage additional personnel, this material weakness may not be overcome in the near term due to our limited financial resources. Until such remedial actions can be realized, we will continue to rely on the advice of outside professionals and consultants.

This annual report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

During the year ended December 31, 2023, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Item 10.  Directors and Executive Officers, Corporate Governance.

The following table contains information with respect to our directors and executive officers. To the best of our knowledge, none of our directors or executive officers have an arrangement or understanding with any other person pursuant to which he or she was selected as a director or officer. There are no family relationships between any of our directors or executive officers. Directors serve one-year terms. Our executive officers are appointed by and serve at the pleasure of the Board of Directors.

Name	Current Age	Position
Erik Blum	58	President, and Chief Executive Officer (Principal Executive Officer) (Appointed President on November 15, 2021, and later Director on May 16,2023).
Ronald E. Hughes	61

VP Communications as of May 13, 2020. Chief Operating Officer and Chairman of the Board of Directors (Served as Chairman and Director, Chief Executive Officer and Chief Financial Officer from October 1, 2021, until being appointed as Chief Operating Officer on November 15, 2021).

Jayakumar Gopalan	46	Chief Technical Officer and Director (Appointed on May 16, 2023)
Ayal Israel Levy	38	Former Chief Financial Officer (Principal Accounting Officer) appointed on October 17, 2023 and resigned on November 11, 2023.
Xuqiang (Adam) Yang	41	Chief Financial Officer, appointed on December 23, 2023.

Erik Blum, President, Chief Executive Officer, and Director

With over 30 years of experience in debt, corporate finance and company management, Mr. Blum’s career started at Lehman Brothers and Drexel Burnham California underwriting junk bonds in the late 1980’s. While at Drexel, Mr. Blum worked with Steve Nassau and Michael Milken on the 7UP and NWA LBO’s. After Drexel, Mr. Blum moved to Shearson and later found a home at Tucker Anthony /John Hancock, structuring debt, raising equity, and participating in corporate finance. Mr. Blum then joined D. Blech & Company as an officer and principal in 1993 and was instrumental in bringing more than 50 Bio Tech companies to market including Gilead, Human Genome Sciences, Texas Biotech, VISX Laser, Guilford, and many others. In 2001 Mr. Blum moved to Florida and began structuring CMO’S specializing in the inverse floater side of Fannie Mae and Freddie Mac. In 2005 Mr. Blum successfully created a reverse convertible bond desk based on volatility for Stern Agee. Mr. Blum left Wall Street in 2010 to branch off privately.

Over the last 6 years Mr. Blum has been involved in the private equity markets. In 2016 he was a managing member of a conceptual company based on telemedicine named, Beyond Pharma LLC. The company was based on the premise of 24 hour a day, 7 day a week access to doctors and medical consultations, exclusively via phone. As this was pre Covid when Covid hit, telemedicine opened wide up. Beyond Pharma LLC was subsequently sold and Mr. Blum moved on.

In November of 2020 Mr. Blum founded JW Price, LLC, a corporate consulting firm, which focused on providing business development services to microcap and other small public companies. During his time at JW Price Mr. Blum helped multiple companies become successful public traded entities. He has held positions as CEO, CFO, and director of multiple companies and has been instrumental in enabling their turnarounds. With over 30 years’ experience in Debt Structures, Corporate Finance, Compliance and Management, Mr. Blum has a unique perspective on the equity markets. As of January 2022, Mr. Blum serves as Director, President and Chief Executive Officer of SMC Entertainment Inc.

Ronald E. Hughes, Chief Operating Officer, Director and Chairman of the Board

Mr. Hughes has over 30 years of experience of business development and navigation through investment markets. In 1996, Ron joined Global Securities as a Canadian Licensed Investment Advisor providing investment analysis, equity trading and capital structure strategy with corporate finance. In late 2001, he began his executive roles, first as Director, President and CEO of TransAmerican Energy Inc., acquiring and financing oil & gas producing assets along with exploration operations in both Canada and the United States, while trading on TSX Venture Exchange.

In May of 2020, Mr. Hughes was appointed VP of Communications for SMC Entertainment Inc., further into February of 2021, he subsequently became Chief Operations Officer before being promoted to President in June of 2021. In October of 2021, Mr. Hughes became Chairman of the Board, as well as sole Director and CEO of SMC Entertainment Inc. Relinquishing the roles of President and Chief Executive Officer in January of 2022, he currently remains the Chief Operations Officer of SMC Entertainment Inc.

As of September of 2022, Mr. Hughes serves on additional boards of publicly traded companies in the United States, Sanwire Corporation listed on the OTC Pink as its Director & CEO and in Canada, American Biofuels Inc. (formerly TransAmerican Energy now on the TSX NEX Exchange) as Director and former President. Ron has been a partner with privately held North Arm Capital Services, providing Investor Relations and Business Development services to domestic and international clients for more than three decades. Ron studied Resource Economics at the University of Alberta, then International Marketing and Management at the University of Hawaii (1987). Mr. Hughes’ skill sets lend themselves to Management, Marketing, Finance, Administration and Communications.

Jayakumar Gopalan, Chief Technical Officer and Director

Entrepreneurial executive experience nearing 25 years, Mr. Gopalan has a diverse resume, including Electronic Trading, Brokerage Trade Processing, Settlement Administration, Wealth Management along with Technology Expertise, Artificial Intelligence, Big Data and Analytics. From April 2012 to 2015, Mr. Gopalan was the Principal Architect of back-office management systems as VP Bank of New York Mellon. He then became VP of Technology at Netomi (formerly MSG.AI) from July 2015 to September of 2019, creating and scaling the engineering team to build Artificial Intelligence Technology. In March of 2020, he became VP of Sett & Lucas Fund in Dallas Texas, where he oversaw the Trading Systems, Research and Compliance until June of 2021. Beginning in October of 2019 and concurrently to date, Mr. Goplalan co-founded Fyniti Global Equities EBT, an Artificial Intelligence Technology Platform, as well as S&L Capital Markets, Broker Dealer (pending approval) in the positions of General Securities Principal and Managing Member, he holds Series 7, Series 24 and Series 63 licenses.

Extensive work experience in various business verticals including middle/back-office trading systems, prime brokerages, banking, payment systems etc. Mr. Gopalan has lead talented teams with the principal of lead by example, built engineering teams to specialize in cutting-edge technologies and deliver products to exceed expectations.

Mr. Gopalan has now joined SMC Entertainment Inc. as a Director and Chief Technology Officer as of May 2023 and will continue to lead Fyniti Global Equities EBT as a subsidiary of SMC Entertainment Inc. He holds a Bachelor of Engineering (Electrical and Electronics) to compliment his proven abilities and understanding of Securities Brokerage Technology.

Ayal Israel Levy, Former Chief Financial Officer

Mr. Levy was appointed as our Chief Financial Officer on October 17, 2023 and served briefly until his resignation on November 11, 2023 Mr. Levy is a Certified Public Accountant (CPA) in Panama and joined KMPG in 2023. He currently serves as a Senior Accountant in the firm’s Panama office. He has 12 years of experience in Panama’s Colón Free Trade Zone. During his years of work at KPMG, Mr. Levy has participated in multiple update seminars related to auditing, International Financial Reporting Standards (IFRS), PCOAB, tax, economic and financial issues. He has provided audit services and has experience in: Audit of Financial Statements (IFRS), Management of regional clients for consolidation purposes, Participation in IFRS conversion projects, Evaluation of processes and follow-ups executed by the internal audit department in a banking institution, SOX controls and participation in support processes in bond issuances under Rule 144 A. He is distinguished by his ability to anticipate problems and provide suggestions that translate into tangible benefits for his clients. Prior to his work at KPMG, Mr. Levy served Miss Fashion, S.A.from 2008 – 2019 as Regional Sales Manager. Prior to that, he served Punto Muda, SA, from 2006-2008 in sales. He holds a Degree in Contabilidad from the Universidad Santa Maria La Antigua. Mr. Levy is fluent in English, Spanish and Hebrew.

Xuqiang (Adam) Yang, Chief Financial Officer

Adam Yang, Chief Financial Oficer.  On December 26, 2023, Xuqiang (Adam) Yang, was appointed as Chief Financial Officer of the Company to replace Erik Blum, the Company’s Chief Executive Officer, who was also serving as SMCE’s Interim CFO.

Xuqiang (Adam) Yang, age 41 is a Certified Public Accountant (CPA) and has been involved in the accounting and finance space for over 10 years. He brings a wealth of firsthand accounting experience from his tenure with companies like ADT, Office Depot, Envision Physicians Services, and much more. Throughout his career, Mr. Yang has demonstrated an ability to adapt to the ever fast changing world of finance and accounting. Prior to his role as CFO with SMC Entertainment, Inc, he was a controller with a startup solar company where he designed the accounting system from the ground up. Mr. Yang was also an auditor of startup public traded companies and has served as a senior assurance officer for these engagements. As SMCE is a fully reporting company, Mr. Yang is well qualified to help the management transition into our next phase of development.

Family Relationships.

There are no family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings.

There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our Company’s or our Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

None.

Code of Ethics

We currently do not have a code of ethics that applies to our officers, employees and directors, including our Chief Executive Officer and Chief Financial Officer; however, we intend to adopt one in the near future.

Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company is an early-stage company, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our Directors and Officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

Item 11. Executive Compensation.

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2023 and 2021.

2023 EXECUTIVE OFFICER COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)(4)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Erik Blum	2023	320,000	-	97,300	-	-	-	-	417,300
CEO(1)	2022	305,000	-	1,377,875	-	-	-	-	1,682,875

Ronald E. Hughes(2)	2023	240,000	-	6,200	-	-	-	-	246,200
	2022	217,500	-	1,036,100	-	-	-	-	1,253,600

Xuqiang Yang(3)	2023	14,000	-	-	-	-	-	-	14,000
CFO	2022	-	-	-	-	-	-	-	-

(1)	Erik Blum was appointed as President, Chief Executive Officer, and Chief Financial Officer of the Company on November 15, 2021, and later Director on May 16, 2023.

(2)

Ronald E. Hughes served as the Company’s former Chief Executive Officer from February 3, 2021 and Director from October 12, 2021 until November 15, 2021, at which time he became the Company’s Chief Operating Officer upon the appointment of Erik Blum as President, CEO and CFO.

(3)	Xuqiang (Adam) Yang was appointed Chief Financial Officer of the Company on December 26, 2023.

(4)	Amounts not paid have been accrued.

Outstanding Equity Awards at the End of the Fiscal Year

We do not have any equity compensation plans and therefore no equity awards are outstanding as of December 31, 2023

None of the members of the Board of Directors of the Company were compensated for services in such a capacity.

Bonuses and Deferred Compensation

We do not have any bonus, deferred compensation or retirement plan. All decisions regarding compensation are determined by our Board of Directors.

Options and Stock Appreciation Rights

As of December 31, 2023, no options have been issued.

Payment of Post-Termination Compensation

We do not have change-in-control agreements with our director or executive officer, and we are not obligated to pay severance or other enhanced benefits to our executive officer upon termination of his employment.

Employment Agreements

We currently have five (5) employees and seven (7) full time contractors. Our officers and directors each devote approximately 35 hours per week to the management of the Company.

Consulting Agreements

On October 1, 2021, the Company entered into a consulting agreement with Ronald Hughes and North Arm Capital LLC, in which Mr. Hughes was appointed CEO and Chairman of the Company. Per the terms of the agreement Mr. Hughes is to be compensated $17,500 per month through October 1, 2022. In addition to his consulting fee Mr. Hughes will be granted 500,000 shares of common stock per month. During the fourth quarter of 2021, Mr. Hughes was granted 1,500,000 shares of common stock. The shares were valued at the closing stock price on the date of grant, for total non-cash compensation expense of $14,000. The shares were issued in 2022. During the year ended December 31, 2022, the Company granted Mr. Hughes 6,000,000 shares of common stock per the terms of the consulting agreement. The shares were valued on the date of grant for total non-cash compensation expense of $23,600. Per the terms of the agreement Mr. Hughes has the right to convert all or a portion of any accrued amount of compensation into shares of common stock at a 10% discount to the VWAP of the average of the last five trading days before conversion. As of December 31, 2022 and 2021, there is $221,000 and $52,500 due under this agreement, respectively. There is an additional $56,000 of accrued compensation due to Mr. Hughes under his prior agreement and $11,810 due for cash advances to the Company.

On November 15, 2021, the Company entered into a consulting agreement with Erik Blum and J W Price LLC, in which Mr. Blum was appointed President of the Company. Per the terms of the agreement Mr. Blum is to be compensated $20,000 per month through November 15, 2022, increasing to $25,000 per month through November 15, 2023. In addition to his consulting fee Mr. Blum was granted 5,000,000 shares of common stock for a sign-up bonus. The shares were valued at the closing stock price on the date of grant, for total non-cash compensation expense of $49,500. The shares were issued in 2022. During the year ended December 31, 2022, the Company granted Mr. Blum 6,000,000 shares of common stock per the terms of the consulting agreement. The shares were valued on the date of grant for total non-cash compensation expense of $27,875. Per the terms of the agreement Mr. Blum has the right to convert all or a portion of any accrued amount of compensation into shares of common stock at a 10% discount to the VWAP of the average of the last five trading days before conversion. As of December 31, 2022 and 2021, there is $288,960 and $30,000 due under this agreement, respectively.

On October 17, 2023, the Company entered into a consulting agreement with Ayal Israel Levy, under which Mr. Levy was appointed Chief Financial Officer of the Company. Per the terms of the agreement, Mr. Levy shall serve for two (2) years as CFO, which shall automatically renew for periods of one (1) year thereafter, unless either party gives 30 days of notice to terminate, prior to the end of the Term. Beginning on November 1, 2023 is to be compensated by the issuance of $2500 per month from November 1, 2023 to November 1, 2024, increasing to $5,000 per month from November 1, 2024 to November 1, 2025, to be paid either in the Company’s common stock or cash as a Consulting Fee. In addition to the Consulting Fee, he will earn 2,500,000 shares of Common Stock per month, beginning on November 1, 2023. As an inducement for signing, the Company agreed to issue Mr. Levy a one time sign-up bonus of 2,500,000 shares of the Company’s common stock. No shares have been issued to Mr. Levy thus far.  Mr. Levy’s Consulting Agreement was terminated upon his resignation on November 11, 2023.

Director Agreements

The Company has not currently entered into any formal written agreements with members of its Board of Directors.

Board of Directors

Our directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. Our officers are elected by and serve at the discretion of the Board of Directors.

The board of directors acts as the Audit Committee and the Board of Directors has no separate committees. The Company has no qualified financial expert at this time because it has not been able to hire a qualified candidate. The Company intends to continue to search for a qualified individual for hire.

None of our directors are considered “independent” under the language of Refer to Item 407(a) of Regulation S-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

(a) Security ownership of certain beneficial owners.

The following table sets forth, as of December 31, 2023, the number of shares of common stock owned of record and beneficially by our executive officers, directors and persons who hold 5% or more of the outstanding shares of common stock of the Company.

The amounts and percentages of our common stock beneficially owned are reported on the basis of SEC rules governing the determination of beneficial ownership of securities. Under the SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days through the exercise of any stock option, warrant or other right. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Unless otherwise indicated, each of the shareholders named in the table below, or his or her family members, has sole voting and investment power with respect to such shares of our common stock. Except as otherwise indicated, the address of each of the shareholders listed below is: c/o SMC Entertainment, Inc., 9170 Glades Road Suite 150, Boca Raton, FL 33434.

Applicable percentage ownership is based on 1,473,960,743 shares of Common Stock outstanding as of April 5, 2024. In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of Common Stock as held by that person or entity that are currently exercisable or that will become exercisable within 60 days of December 31, 2023.

Name and Address of Beneficial Owner	Common Stock Owned Beneficially	Percent of Class*
Named Executive Officers and Directors
Erik Blum, President, Chief Executive Officer, Chief Financial Officer, and Director(1)	214,500,000	14.6%
Ronald E. Hughes, Chief Operating Officer, Director and Chairman of the Board	219,500,000	14.9%
Jayakumar Gopalan, Chief Technical Officer and Director(2)	25,000,000	1.7%
Ayal Israel Levy, Former Chief Financial Officer(3)	0	0%
Xuqiang (Adam), Chief Financial Officer	0	0%
All directors and officers as a group (5 persons)	459,000,000	31.2%
5% or greater shareholders
Rich Bjorkland	200,000,000	13.6%
Total	659,000,000	44.8%

(1)	Includes 200,000,000 shares of common stock held in the name of JW Price, LLC, a limited liability company beneficially controlled by Erik Blum as its President.

(2)

Includes 25,000,000 shares of common stock, presuming a full conversion of all 2,500,000 shares of Series B Preferred Stock owned by Fyniti Global Equities EBT Inc. (“Fyniti”). Per the amendment to the Certificate of Designation for Series B Preferred Stock filed on August 14, 2023, each 1 share of Series B Preferred Stock converts into 10 shares of common stock.

(3)

Erik Blum served as our Chief Financial Officer until the appointment of Ayal Israel Levy on October 17, 2023. Mr. Levy resigned on November 11, 2023, upon which Mr. Blum again assumed the position of Chief Financial Officer until the appointment of Adam Yang on December 23, 2023.  Mr. Blum continues to serve as our Chief Executive Officer, and Director.

Changes in Control

Other than as disclosed above, we are not aware of any arrangements that may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than as disclosed below, there have been no transactions involving the Company since the beginning of the last fiscal year, or any currently proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

On January 18, 2022, the Company issued 100,000,000 shares of common stock to JW Price LLC for services. The shares were valued at $0.0135, the closing price of on the date of grant, for total non-cash compensation expense of $1,350,000.

On January 18, 2022, the Company issued 75,000,000 shares of common stock to Ron Hughes for services. The shares were valued at $0.0135, the closing price of on the date of grant, for total non-cash compensation expense of $1,012,500.

On October 1, 2021, the Company entered into a consulting agreement with Ronald Hughes and North Arm Capital LLC, in which Mr. Hughes was appointed CEO and Chairman of the Company. Per the terms of the agreement Mr. Hughes is to be compensated $17,500 per month through October 1, 2022, increasing to $20,000 per month thereafter. In addition to his consulting fee Mr. Hughes will be granted 500,000 shares of common stock per month. During the year ended December 31, 2022, the Company granted Mr. Hughes 6,000,000 shares of common stock per the terms of the consulting agreement. The shares were valued on the date of grant for total noncash compensation expense of $23,600.

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

During the six months ended June 30, 2023, Mr. Blum was granted 3,000,000 shares of common stock. The shares were valued on the date of grant for total non-cash compensation expense of $4,550. Per the terms of the agreement Mr. Blum has the right to convert all or a portion of any accrued amount of compensation into shares of common stock at a 10% discount to the VWAP of the average of the last five trading days before conversion. As of June 30, 2023 and December 31, 2022, there is $488,960 and $288,960 due under this agreement, respectively.

October 17, 2023, the Company entered into a consulting agreement with Ayal Israel Levy, under which Mr. Levy was appointed Chief Financial Officer of the Company. Per the terms of the agreement, Mr. Levy shall serve for two (2) years as CFO, which shall automatically renew for periods of one (1) year thereafter, unless either party gives 30 days of notice to terminate, prior to the end of the Term. Beginning on November 1, 2023 is to be compensated by the issuance of $2500 per month from November 1, 2023 to November 1, 2024, increasing to $5,000 per month from November 1, 2024 to November 1, 2025, to be paid either in the Company’s common stock or cash as a Consulting Fee. In addition to the Consulting Fee, he will earn 2,500,000 shares of Common Stock per month, beginning on November 1, 2023. As an inducement for signing, the Company agreed to issue Mr. Levy a one time sign-up bonus of 2,500,000 shares of the Company’s common stock. No shares have been issued to Mr. Levy thus far.  Mr. Levy’s Consulting Agreement was terminated upon his resignation on November 11, 2023.

The common stock of the Company is currently quoted on the OTC Markets, a quotation system which currently does not have director independence requirements. On an annual basis, each director and executive officer will be obligated to disclose any transactions with the Company in which a director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest in accordance with Item 404(a) of Regulation S-K. Following completion of these disclosures, the Board will make an annual determination as to the inclusion of each such transaction under “Item 7. Certain Relationships and Related Transactions, and Director Independence.” At this time, the Company does not have any independent directors using the current standards for “independence” that satisfy the criteria for the NASDAQ.

Item 14. Principal Accountant Fees and Services.

Olayinka Oyebola & Co. is the Company’s current independent registered public accounting firm.

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

2023	$21,000
2022	$-

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2023	$-
2022	$-

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2023	$-
2022	$-

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) were:

2023	$-
2022	$-

The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

Item 15. Financial Statements and Exhibits.

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form
3.1	Articles of Incorporation, as amended
3.2	By-laws*
3.3	August 14, 2023 Certificate of Change Increasing Authorized Common Stock and Certificates of Designation for Series A and B Preferred Stock
3.4	Amendment of Series B Designation NV
3.5	Amended and Restated Certificate of Designation Series B Preferred Stock
10.1	October 1, 2021 Consulting Agreement with Ronald Hughes and North Arm Capital LLC**
10.2	November 15, 2021 Consulting Agreement with Erik Blum and J W Price LLC**
10.3	December 12, 2022 Rescission and Release Agreement with Genesis Financial, Inc
10.4	March 31, 2023 Stock Purchase Agreement with Fyniti Global Equities EBT Inc.*
10.5	April 21, 2023 Intellectual Property Assignment Agreement with Fyniti Global Equities EBT Inc.*
10.6	CONSULTING AGREEMENT of Rachel Boulds, CPA*
10.7	CONSULTING AGREEMENT of Jayakumar Gopalan, CTO*
10.8	CONSULTING AGREEMENT of Ayal Israel Levy***
31.1	Rule 13a14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS*	Inline XBRL Instance Document(1)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document(1)
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document(1)
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document(1)
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document(1)

*	Indicates previously filed with our Form 10 on June 8, 2023, and incorporated by reference herein.
**	Indicates a management contract or compensatory plan or arrangement.
***	Indicates previously filed with our Form 10 on October 31, 2023, and incorporated by reference herein.

_______________________

+	In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

Item 16. Form 10–K Summary.

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2024	SMC ENTERTAINMENT, INC.

	By:	/s/ Erik Blum
		Name:	Erik Blum
		Title:	Chief Executive Officer
(Principal Executive Officer) and Director

	By:	/s/ Adam Yang
		Name:	Adam Yang
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

