Form 10-Q
period 2024-03-31
SMC Entertainment, Inc.
filed 2024-05-14
CIK 1497230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

The number of shares of Common Stock, $0.001 par value of the registrant outstanding at May 11, 2024 was 1,473,960,743

FORM 10-Q

For the Quarterly Period Ended March 31, 2024

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SMC ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023

ASSETS	(Unaudited)	(Audited)

Current Assets:
Cash	$4,222	$7,269
Receivable	300,000	300,000
Total Current Assets	304,222	307,269

Goodwill	64,194	64,194

Total Assets	$368,416	$371,463

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued liabilities	$88,719	$87,887
Accrued compensation	489,125	1,486,335
Due to related parties	22,430	22,394
Notes payable – related party	1,111,460	—
Convertible notes	856,187	846,269
Accrued interest	480,815	465,064
Derivative liability	416,128	792,575
Total Current Liabilities	3,464,864	3,700,524

Total Liabilities	3,464,864	3,700,524

Shareholders’ Deficit:
Series A Preferred stock, $0.001 par value, 1,000,000 shares authorized; 990,346 shares issued and outstanding	990	990
Series B Preferred stock, $10.00 par value, 4,500,000 shares authorized; 2,500,000 and 0 shares issued and outstanding, respectively	25,000,000	25,000,000
Common stock $0.001 par value, 3,000,000,000 shares authorized; 1,379,960,743 and 1,379,960,743 shares issued and outstanding, respectively	1,473,961	1,379,961
Discount for series B Preferred stock	(24,967,500)	(24,967,500)
Common stock to be issued	—	22,000
Additional paid-in capital	12,800,975	12,796,175
Accumulated deficit	(17,404,874)	(17,560,687)
Total Stockholders’ Deficit	(3,096,448)	(3,329,061)
Total Liabilities and Stockholders’ Deficit	$368,416	$371,463

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SMC ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
Operating Expenses:
General and administrative	$87,083	$42,275
Compensation expense – related party	117,800	144,350
Total operating expenses	204,883	186,625

Loss from operations	(204,883)	(186,625)

Other income (expense):
Interest expense	(15,751)	(7,956)
Change in fair value of derivative	376,447	(236,326)
Total Other Income (Expense)	360,696	(244,282)

Net Income (Loss)	$155,813	$(430,907)

Net income (loss) per share – basic and diluted	$0.00	$(0.00)

Weighted average shares outstanding, basic and diluted	1,425,718,985	1,002,634,067

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SMC ENTERTAINMENT, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Discount to Preferred	Common Stock to	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Be Issued	Deficit	Deficit
Balance, December 31, 2023	990,346	$990	2,500,000	$25,000,000	1,379,960,743	$1,379,961	$12,796,175	$(24,967,500)	$22,000	$(17,560,687)	$(3,329,061)
Common stock issued for services – related party	—	—	—	—	19,000,000	19,000	4,800	—	(22,000)	—	1,800
Common stock issued for services	—	—	—	—	75,000,000	75,000	—	—	—	—	75,000
Net income	—	—	—	—	—	—	—	—	—	155,813	155,813
Balance, March 31, 2024	990,346	$990	2,500,000	$25,000,000	1,473,960,743	$1,473,961	$12,800,975	$(24,967,500)	$—	$(17,404,874)	$(3,096,448)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Common Stock to	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Be Issued	Deficit	Deficit
Balance, December 31, 2022	990,346	$990	962,535,830	$962,536	$12,657,620	$23,500	$(16,000,004)	$(2,355,358)
Common stock issued for conversion of debt	—	—	63,000,000	63,000	95,639	—	—	158,639
Common stock issued for services – related party	—	—	—	—	—	4,350	—	4,350
Common stock issued for services	—	—	17,206,731	17,207	12,793	(15,000)	—	15,000
Net loss	—	—	—	—	—	—	(430,907)	(430,907)
Balance, March 31, 2023	990,346	$990	1,042,742,561	$1,042,743	$12,766,052	$12,850	$(16,430,911)	$(2,608,276)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SMC ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$155,813	$(430,907)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Common stock issued for services – related party	1,800	4,350
Common stock issued for services	75,000	15,000
Change in fair value of derivative	(376,447)	236,326
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	832	13,962
Accrued interest	15,751	7,957
Accrued compensation – related party	114,250	140,000
Net cash used in operating activities	(13,001)	(13,312)

Cash Flows from Investing Activities:	—	—

Cash Flows from Financing Activities:
Proceeds from loan – related party	36	—
Proceeds from loans	9,918	13,312
Net cash provided by financing activities	9,954	13,312

Net change in cash	(3,047)	—
Cash at beginning of period	7,269	2,350
Cash at end of period	$4,222	$2,350

Supplemental schedule of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SMC ENTERTAINMENT, INC.

Notes to Unaudited Consolidated Financial Statements

March 31, 2024

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

NOTE 2 — SUMMARY OF SIGNIFICANT POLICIES

Basis of Presentation

The Company’s unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending December 31, 2024. These unaudited financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 2023.

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of March 31, 2024 and December 31, 2023.

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

The following table classifies the Company’s asset measured at fair value on a recurring basis into the fair value hierarchy as of March 31, 2024:

Description	Level 1	Level 2	Level 3
Derivative	$-	$-	$416,128
Total	$-	$-	$416,128

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

NOTE 4— CONVERTIBLE NOTES PAYABLE

A summary of all the Company’s convertible loans is as follows.

	Date Issued	Maturity Date	Rate	Balance 12/31/2023	Additions	Conversions/ Payments	Balance 3/31/2024	Conv Terms
FV Investments	5/27/2016	5/27/2017	12%	$16,596	$-	$-	$16,596	$0.001
FV Investments	3/14/2017	3/14/2018	12%	$15,000	$-	$-	$15,000	$0.001
Christopher Whitcomb	7/7/2016	7/7/2017	18%	$2,393	$-	$-	$2,393	(1)
Christopher Whitcomb	1/25/2017	1/25/2018	18%	$29,050	$-	$-	$29,050	(1)
Christopher Whitcomb	5/30/2017	5/30/2018	18%	$32,640	$-	$-	$32,640	(1)
Kanno Group Holdings ll Ltd	10/1/2019	10/1/2020	12%	$42,601	$-	$-	$42,601	$0.00466
Kanno Group Holdings ll Ltd	1/6/2020	1/6/2021	12%	$14,977	$-	$-	$14,977	$0.00615
Kanno Group Holdings ll Ltd	6/30/2020	6/30/2021	12%	$7,732	$-	$-	$7,732	$0.00615
Kanno Group Holdings ll Ltd	12/31/2020	12/31/2021	12%	$9,527	$-	$-	$9,527	$0.00185
Kanno Group Holdings ll Ltd	3/31/2021	3/31/2022	12%	$5,112	$-	$-	$5,112	$0.00628
Kanno Group Holdings ll Ltd	7/24/2021	7/24/2022	12%	$5,406	$-	$-	$5,406	$0.00603
Kanno Group Holdings ll Ltd	11/1/2021	11/1/2022	12%	$2,828	$-	$-	$2,828	$0.00544
Kanno Group Holdings ll Ltd	12/31/2021	12/31/2022	12%	$37,391	$-	$-	$37,391	$0.00509
Mammoth Corporation	1/12/2022	1/12/2023	12%	$231,652	$-	$-	$231,652	(3)
Mammoth Corporation	1/21/2022	1/21/2023	12%	$157,300	$-	$-	$157,300	(4)
Kanno Group Holdings ll Ltd	3/31/2022	3/31/2023	12%	$7,606	$-	$-	$7,606	$0.00222
Kanno Group Holdings ll Ltd	4/25/2022	4/25/2023	12%	$50,000	$-	$-	$50,000	$0.00206
Kanno Group Holdings ll Ltd	7/12/2022	7/12/2023	12%	$2,388	$-	$-	$2,388	$0.00163
Kanno Group Holdings ll Ltd	11/3/2022	11/3/2023	n/a	$11,357	$-	$-	$11,357	$0.00167
Kanno Group Holdings ll Ltd	12/31/2022	12/31/2023	n/a	$6,407	$-	$-	$6,407	$0.00096
Kanno Group Holdings ll Ltd	3/31/2023	3/31/2024	n/a	$13,312	$-	$-	$13,312	$0.00054
Kanno Group Holdings ll Ltd	6/30/2023	6/30/2024	n/a	$89,038	$-	$-	$89,038	$0.00084
Kanno Group Holdings ll Ltd	9/30/2023	9/30/2024	n/a	$36,230	$-	$-	$36,230	$0.00042
Kanno Group Holdings ll Ltd	12/31/2023	9/30/2024	n/a	$19,726	$-	$-	$19,726	$0.00035
Kanno Group Holdings ll Ltd	3/31/2024	3/31/2025	n/a	$-	$9,918	$-	$9,918	$0.0003
				$846,269	$9,918	$-	$856,187

Kanno Group Holdings ll Ltd – accrued interest	n/a	n/a	n/a	$339,077	$7,376	$-	$346,453	(5)
Other accrued interest	n/a	n/a	n/a	$125,987	8,375	$-	$134,362
Total convertible debt and accrued interest				$1,311,333	25,669	$-	$1,337,002

(1)	75% discount to the lowest closing price within the 60 previous trading sessions.
(2)	Note was assigned to Mammoth Corporation
(3)	Conversion rate depends on what part of the loan and when the conversion occurs.
(4)	50% of market price.
(5)	During the year ended December 31, 2023, Kanno Group Holdings converted $37,695 of accrued interest into 127,000,000 shares of common stock.

A summary of the activity of the derivative liability for the notes above and for amounts due under the consulting agreements with Mr. Hughes and Mr. Blum (Note 8) is as follows:

Balance at December 31, 2022	$536,399
Decrease to derivative due to conversion	(231,367)
Derivative (gain) due to mark to market adjustment	487,543
Balance at December 31, 2023	792,575
Decrease to derivative due to conversion	-
Derivative gain due to mark to market adjustment	(376,447)
Balance at March 31, 2024	$416,128

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy as of March 31, 2024, is as follows:

Inputs	March 31, 2024	Initial Valuation
Stock price	$0.0006	$0.006 – 0.0115
Conversion price	$0.0003 – 0.0004	$0.0016 – 0.0098
Volatility (annual)	186.43%	163.53%–214.94%
Risk-free rate	5.5%	.39%–1.55%
Dividend rate	-	-
Years to maturity	.25	1

The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management.

NOTE 5 — COMMON STOCK

During Q1 2024, the Company granted 75,000,000 shares of common stock to a service provider. The shares were valued at 0.001, the closing stock price on the date of grant for total non-cash stock compensation expense of $75,000.

Refer to Note 8 for shares issued to related parties.

NOTE 6 — PREFERRED STOCK

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

NOTE 7 — RELATED PARTY TRANSACTIONS

On December 26, 2023, Xuqiang (Adam) Yang, was appointed as Chief Financial Officer (“CFO”) of the Company to replace Mr. Blum, who was serving as the Interim CFO. Per the terms of the consulting agreement to serve as the Company’s CFO Mr. Yang will be compensated $7,000 per month, beginning November 1, 2023. As of March 31, 2024 and December 31, 2023, there is $34,000 and $14,000 due to Mr. Yang, respectively.

On March 25, 2024, the Company issued 9,500,000 shares of common stock to JW Price LLC. 2,000,000 shares are for shares earned in the current period. Those shares were valued at $0.0006, the closing price on the date of grant, for total non-cash compensation expense of $1,200. All other shares issued were earned in the prior period and had been disclosed as common stock to be issued.

On March 25, 2024, the Company issued 9,500,000 shares of common stock to Ronald Hughes for services. 1,000,000 shares are shares earned in the current period. Those shares were valued at $0.0006, the closing price on the date of grant, for total non-cash compensation expense of $600. All other shares issued were earned in the prior period and had been disclosed as common stock to be issued.

On March 31, 2024, the Company entered into a new consulting agreement with Ronald Hughes and North Arm Capital LLC. Per the terms of the agreement, effective January 1, 2024, Mr. Hughes is to be compensated $5,000 per month. In addition, the Company issued to Mr. Hughes a convertible promissory note for all accrued compensation as of December 31, 2023. The note for $517,000 is non-interest bearing and convertible into shares of common stock at $0.0006 per share. As of March 31, 2024 and December 31, 2023, there is $15,000 and $0 due to Mr. Hughes, respectively, for accrued consulting services.

On March 31, 2024, the Company entered into a new consulting agreement with Erik Blum and J W Price LLC. Per the terms of the agreement, effective January 1, 2024, Mr. Blum is to be compensated $26,666 per month. In addition, the Company issued to Mr. Blum a convertible promissory note for all accrued compensation as of December 31, 2023. The note for $594,460 is non-interest bearing and convertible into shares of common stock at $0.00055 per share. As of March 31, 2024 and December 31, 2023, there is $79,250 and $0 due to Mr. Blum, respectively, for accrued consulting services.

NOTE 8— SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, Subsequent Events, from the balance sheet date through the date the financial statements were issued and has determined that no material subsequent events exist.

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

Results of Operations

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) includes a discussion of the consolidated results from operations of SMC Entertainment, Inc. and its subsidiary for the three months ended March 31, 2024 and 2023.

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

Revenue

We had no revenue for the three months ended March 31, 2024 and 2023.

General and Administrative Expenses

General and Administrative expenses for the three months ended March 31, 2024, were $87,083 as compared to $42,275 for the comparable prior period, an increase of $44,808 or 106%. During the current period we incurred $75,000 of non-cash consulting expense for the issuance of common stock. The was offset by a decrease to our audit and legal fees.

Compensation Expense – Related Party

Compensation Expense – Related Party for the three months ended March 31, 2024, was $117,800 as compared to $144,350 for the comparable prior period, a decrease of $26,550 or 18.4%. The decrease is the result of a new consulting agreement for Ronald Hughes, that decreased his monthly compensation.

Other Income (Expense)

Total other income for the three months ended March 31, 2024, was $360,696 as compared to total other expense of $244,282 for the comparable prior period. In the current period we had interest expense of $15,751 and a gain of $376,447 related to the change in fair value of derivatives. In the prior period we had interest expense of $7,956 and a loss of $236,326 related to the change in the fair value of derivatives.

Net Loss

For the three months ended March 31, 2024, we had net income of $155,813, due to the gain from the change in fair value of our derivatives. For the three months ended March 31, 2023, we had a net loss of $430,907. A large part of the loss was due to the loss of $236,326 related to the change in the fair value our derivatives.

Liquidity and Capital Resources

During the three months ended March 31, 2024, we used $13,001 of cash in operations compared to $13,312 used in the prior period.

As of March 31, 2024, we had convertible notes, including accrued interest, due of $1,337,002. We also have notes payable to related parties of $1,111,460.

Off-Balance Sheet Arrangements

As of March 31, 2024, the Company had no off-balance sheet arrangements.

Going Concern

Our auditors have expressed substantial doubt as to our ability to continue as a going concern. The accompanying unaudited financial statements have been prepared on a going concern basis. For the three months ended March 31, 2024, the Company had a net income of $155,813; however, this was only due to a gain on the fair value of our derivatives. We had net cash used in operating activities of $13,001 and an accumulated deficit of $17,404,874. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies

Refer to Note 2 for a condensed discussion of our critical accounting policies and to our Form K, which includes our audited financial statements for the year ended December 31, 2023, for a full discussion of our critical accounting policies.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures during the three months ended March 31, 2024 were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The term “disclosure controls and procedures,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Notwithstanding the identified material weaknesses, management believes the financial statements included in this quarterly report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 14, 2024	SMC ENTERTAINMENT, INC.

	By:	/s/ Erik Blum
		Name:	Erik Blum
		Title:	Chief Executive Officer
(Principal Executive Officer) and Director

	By:	/s/ Adam Yang
		Name:	Adam Yang
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

