Form 10-Q
period 2024-06-30
SMC Entertainment, Inc.
filed 2024-08-22
CIK 1497230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

The number of shares of Common Stock, $0.001 par value of the registrant outstanding at August 20, 2024 was 1,352,951,483

FORM 10-Q

For the Quarterly Period Ended June 30, 2024

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SMC ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
ASSETS	(Unaudited)	(Audited)

Current Assets:
Cash	$1,418	$7,269
Receivable	-	300,000
Total Current Assets	1,418	307,269

Goodwill	64,194	64,194
Intangible assets	29,600	-

Total Assets	$95,212	$371,463

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued liabilities	$78,219	$87,887
Accrued compensation	39,750	1,486,335
Due to related parties	16,810	22,394
Notes payable – related party	1,111,460	—
Convertible notes	8,923,771	846,269
Accrued interest	533,127	465,064
Derivative liability	6,524,745	792,575
Total Current Liabilities	17,227,882	3,700,524

Total Liabilities	17,227,882	3,700,524

Stockholders’ Deficit:
Series A Preferred stock, $0.001 par value, 1,000,000 shares authorized; 990,346 shares issued and outstanding	990	990
Series B Preferred stock, $10.00 par value, 4,500,000 shares authorized; 2,500,000 and 2,500,000 shares issued and outstanding, respectively	32,500	32,500
Common stock $0.001 par value, 3,000,000,000 shares authorized; 1,352,951,483 and 1,379,960,743 shares issued and outstanding, respectively	1,352,952	1,379,961
Common stock to be issued	—	22,000
Additional paid-in capital	13,505,174	12,796,175
Accumulated deficit	(32,024,286)	(17,560,687)
Total Stockholders’ Deficit	(17,132,670)	(3,329,061)
Total Liabilities and Stockholders’ Deficit	$95,212	$371,463

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SMC ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating Expenses:
General and administrative	$42,083	$92,575	$129,166	$134,850
Compensation expense – related party	116,000	144,050	233,800	288,400
Bad debt expense	300,000	—	300,000	—
Development expense	30,000	—	30,000	—
Total operating expenses	488,083	236,625	692,966	423,250

Loss from operations	(488,083)	(236,625)	(692,966)	(423,250)

Other income (expense):
Interest expense	(52,312)	(5,470)	(68,063)	(13,426)
Gain on conversion of debt	—	7,638	—	7,638
Loss on conversion of debt	—	(57,500)	—	(57,500)
Transaction expense	(7,970,400)	—	(7,970,400)	—
Change in fair value of derivative	(6,108,617)	(67,174)	(5,732,170)	(303,500)
Total Other Expense	(14,131,329)	(122,506)	(13,770,633)	(366,788)

Net Loss	$(14,619,412)	$(359,131)	$(14,463,599)	$(790,038)

Net loss per share – basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding, basic and diluted	1,433,371,101	1,049,261,042	1,429,545,043	1,028,336,525

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SMC ENTERTAINMENT, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT For the Three and Six Months Ended June 30, 2024 (Unaudited)
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional		Common		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital		Stock to Be Issued	Accumulated Deficit	Stockholders’ Deficit
Balance, December 31, 2023	990,346	$990	2,500,000	$32,500	1,379,960,743	$1,379,961	$12,796,175	$	$22,000	$(17,560,687)	$(3,329,061)
Common stock issued for services – related party	—	—	—	—	19,000,000	19,000	4,800		(22,000)	—	1,800
Common stock issued for services	—	—	—	—	75,000,000	75,000	—		—	—	75,000
Net income	—	—	—	—	—	—	—		—	155,813	155,813
Balance, March 31, 2024	990,346	990	2,500,000	32,500	1,473,960,743	1,473,961	12,800,975		—	(17,404,874)	(3,096,448)
Common stock issued for accrued compensation – related party	—	—	—	—	121,990,740	121,991	82,509		—	—	204,500
Common stock issued for accrued compensation	—	—	—	—	7,000,000	7,000	7,000		—	—	14,000
Common stock cancelled	—	—	—	—	(250,000,000)	(250,000)	250,000		—	—
Forgiveness of debt – related party	—	—	—	—	—	—	364,690		—	—	364,690
Net loss	—	—	—	—	—	—	—		—	(14,619,412)	(14,619,412)
Balance, June 30, 2024	990,346	$990	2,500,000	$32,500	1,352,951,483	$1,352,952	$13,505,174	$	$—	$(32,024,286)	$(17,132,670)

SMC ENTERTAINMENT, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT For the Three and Six Months Ended June 30, 2023 (Unaudited)
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional	Discount to	Common		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Preferred Stock	Stock to Be Issued	Accumulated Deficit	Stockholders’ Deficit
Balance, December 31, 2022	989,626	$990	—	$—	962,535,830	$962,536	$12,657,620	$—	$23,500	$(16,000,004)	$(2,355,358)
Common stock issued for conversion of debt	—	—	—	—	63,000,000	63,000	88,200	—	—	—	151,200
Common stock issued for services – related party	—	—	—	—	—	—	—	—	4,350	—	4,350
Common stock issued for services	—	—	—	—	17,206,731	17,207	12,793	—	(15,000)	—	15,000
Net loss	—	—	—	—	—	—	—	—	—	(430,907)	(430,907)
Balance, March 31, 2023	989,626	990	—	—	1,042,742,561	1,042,743	12,758,613	—	12,850	(16,430,911)	(2,615,715)
Common stock issued for services – related party	—	—	—	—	—	—	—	—	4,050	—	4,050
Common stock issued for services	—	—	—	—	19,318,182	19,318	3,182	—	—	—	22,500
Common stock issued for conversion of debt	—	—	—	—	100,000,000	100,000	40,000	—	—	—	140,000
Preferred stock issued for acquisition	—	—	2,500,000	25,000,000	—	—	—	(24,967,500)	—	—	32,500
Net loss	—	—	—	—	—	—	—	—	—	(359,131)	(359,131)
Balance, June 30, 2023	989,626	$990	2,500,000	$25,000,000	1,162,060,743	$1,162,061	$12,801,795	$(24,967,500)	$16,900	$(16,790,042)	$(2,775,796)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SMC ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(14,463,599)	$(790,038)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services – related party	1,800	8,400
Common stock issued for services	75,000	37,500
Change in fair value of derivative	5,732,170	303,500
Gain on conversion of debt	—	(7,638)
Loss on conversion of debt	—	57,500
Bad debt expense	300,000	—
Transaction expense	7,970,400	—
Changes in operating assets and liabilities:
Prepaid expenses	—	6,000
Accounts payable and accrued liabilities	(9,668)	24,254
Accrued interest	68,063	9,338
Accrued compensation – related party	244,251	280,000
Net cash used in operating activities	(81,583)	(71,184)

Cash Flows from Investing Activities:	—	—

Cash Flows from Financing Activities:
Cash overdraft assumed with acquisition	—	(425)
(Repayment) / proceeds from loan – related party	(1,771)	5,000
Proceeds from loans	77,503	105,350
Net cash provided by financing activities	75,732	109,925

Net change in cash	(5,851)	38,741
Cash at beginning of period	7,269	2,350
Cash at end of period	$1,418	$41,091

Supplemental schedule of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
Supplemental non-cash disclosure:
Acquisition of intangible assets	$29,600	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SMC ENTERTAINMENT, INC.

Notes to Unaudited Consolidated Financial Statements

June 30, 2024

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

Fyniti (www.fyniti.com, www.fynitiiq.com) is a Fintech developer and provider of technology that combines Artificial Intelligence/Machine Learning (AI/ML) driven Quantitative investing (IQ Engine) with AI-enabled wealth management Electronic Block Trading (“EBT”) technology.

NOTE 2 — SUMMARY OF SIGNIFICANT POLICIES

Basis of Presentation

The Company’s unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending December 31, 2024. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2023.

Use of Estimates,

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates and judgments are based on historical information, that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Significant estimates include the fair value for derivatives, calculations used for stock based compensation, fair value of net assets acquired in a business combination and the estimate of the valuation allowance on deferred taxes. Actual results could differ from those estimates.

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount (“FDIC”).

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of June 30, 2024 and December 31, 2023.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximates the fair value of such instruments as the notes bear interest rates that are consistent with current market rates.

The following table classifies the Company’s asset measured at fair value on a recurring basis into the fair value hierarchy as of June 30, 2024:

Description	Level 1	Level 2	Level 3
Derivative	$-	$-	$6,524,745
Total	$-	$-	$6,524,745

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

NOTE 3 — GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses since inception and has no assurance of future profitability. The Company will continue to require financing from external sources to finance its operating and investing activities until sufficient positive cash flows from operations can be generated. There is no assurance that financing or profitability will be achieved, accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 4— CONVERTIBLE NOTES PAYABLE

A summary of all the Company’s convertible loans is as follows.

	Date Issued	Maturity Date	Rate	Balance 12/31/2023	Additions	Conversions/ Payments		Balance 6/30/2024	Conv Terms
FV Investments	5/27/2016	5/27/2017	12%	$16,596	$-		$-	$16,596	$0.001
FV Investments	3/14/2017	3/14/2018	12%	$15,000	$-		$-	$15,000	$0.001
Christopher Whitcomb	7/7/2016	7/7/2017	18%	$2,393	$-		$-	$2,393	(1)
Christopher Whitcomb	1/25/2017	1/25/2018	18%	$29,050	$-		$-	$29,050	(1)
Christopher Whitcomb	5/30/2017	5/30/2018	18%	$32,640	$-		$-	$32,640	(1)
Kanno Group Holdings ll Ltd	10/1/2019	10/1/2020	12%	$42,601	$-		$-	$42,601	$0.00466
Kanno Group Holdings ll Ltd	1/6/2020	1/6/2021	12%	$14,977	$-		$-	$14,977	$0.00615
Kanno Group Holdings ll Ltd	6/30/2020	6/30/2021	12%	$7,732	$-		$-	$7,732	$0.00615
Kanno Group Holdings ll Ltd	12/31/2020	12/31/2021	12%	$9,527	$-		$-	$9,527	$0.00185
Kanno Group Holdings ll Ltd	3/31/2021	3/31/2022	12%	$5,112	$-		$-	$5,112	$0.00628
Kanno Group Holdings ll Ltd	7/24/2021	7/24/2022	12%	$5,406	$-		$-	$5,406	$0.00603
Kanno Group Holdings ll Ltd	11/1/2021	11/1/2022	12%	$2,828	$-		$-	$2,828	$0.00544
Kanno Group Holdings ll Ltd	12/31/2021	12/31/2022	12%	$37,391	$-		$-	$37,391	$0.00509
Mammoth Corporation	1/12/2022	1/12/2023	12%	$231,652	$-		$-	$231,652	(3)
Mammoth Corporation	1/21/2022	1/21/2023	12%	$157,300	$-		$-	$157,300	(4)
Kanno Group Holdings ll Ltd	3/31/2022	3/31/2023	12%	$7,606	$-		$-	$7,606	$0.00222
Kanno Group Holdings ll Ltd	4/25/2022	4/25/2023	12%	$50,000	$-		$-	$50,000	$0.00206
Kanno Group Holdings ll Ltd	7/12/2022	7/12/2023	12%	$2,388	$-		$-	$2,388	$0.00163
Kanno Group Holdings ll Ltd	11/3/2022	11/3/2023	n/a	$11,357	$-		$-	$11,357	$0.00167
Kanno Group Holdings ll Ltd	12/31/2022	12/31/2023	n/a	$6,407	$-		$-	$6,407	$0.00096
Kanno Group Holdings ll Ltd	3/31/2023	3/31/2024	n/a	$13,312	$-		$-	$13,312	$0.00054
Kanno Group Holdings ll Ltd	6/30/2023	6/30/2024	n/a	$89,038	$-		$-	$89,038	$0.00084
Kanno Group Holdings ll Ltd	9/30/2023	9/30/2024	n/a	$36,230	$-		$-	$36,230	$0.00042
Kanno Group Holdings ll Ltd	12/31/2023	9/30/2024	n/a	$19,726	$-		$-	$19,726	$0.00035
Kanno Group Holdings ll Ltd	3/31/2024	3/31/2025	n/a	$-	$9,918		$-	$9,918	$0.0003
Kanno Group Holdings ll Ltd	6/30/2024	6/30/2025	n/a	$-	$67,584		$-	$67,584	$0.00117
ChainTrade, Ltd	5/30/2024	11/30/2025	5%	$-	$8,000,000	$		$8,000,000	$1.00
				$846,269	$8,077,502		$-	$8,923,771

Kanno Group Holdings ll Ltd – accrued interest	n/a	n/a	n/a	$339,077	$13,267		$-	$352,344
Other accrued interest	n/a	n/a	n/a	$125,987	$54,796		$-	$180,783
Total convertible debt and accrued interest				$1,311,333	8,145,565		$-	$9,456,898

(1)	75% discount to the lowest closing price within the 60 previous trading sessions.
(2)	Note was assigned to Mammoth Corporation
(3)	Conversion rate depends on what part of the loan and when the conversion occurs.
(4)	50% of market price.

All notes past their maturity date are considered to be default.

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at December 31, 2022	$536,399
Decrease to derivative due to conversion	(231,367)
Derivative loss due to mark to market adjustment	487,543
Balance at December 31, 2023	792,575
Decrease to derivative due to modification of debt	(478,815)
Derivative loss due to mark to market adjustment	6,210,985
Balance at June 30, 2024	$6,524,745

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy as of June 30, 2024, is as follows:

Inputs	June 30, 2024	Initial Valuation
Stock price	$0.0055	$0.006 – 0.0115
Conversion price	$0.0003 – 0.0004	$0.0016 – 0.0098
Volatility (annual)	264.12%	163.53%–214.94%
Risk-free rate	5.48%	0.39%–1.55%
Dividend rate	-	-
Years to maturity	0.25	1

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

During Q2 2024, the Company issued 7,000,000 shares of common stock for conversion of accrued compensation of $14,000. The shares were value at $0.002, the closing stock price on the date of grant

On June 7, 2024, the Company cancelled 250,000,000 shares of common stock.

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

NOTE 7 — RELATED PARTY TRANSACTIONS

On December 26, 2023, Xuqiang (Adam) Yang, was appointed as Chief Financial Officer (“CFO”) of the Company to replace Mr. Blum, who was serving as the Interim CFO. Per the terms of the consulting agreement to serve as the Company’s CFO Mr. Yang will be compensated $7,000 per month, beginning November 1, 2023. On June 15, 2024, Mr. Yang converted $55,000 of accrued compensation into 27,500,000 shares of common stock. As of June 30, 2024 and December 31, 2023, there is $0 and $14,000 due to Mr. Yang, respectively.

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

On March 31, 2024, the Company entered into a new consulting agreement with Ronald Hughes and North Arm Capital LLC. Per the terms of the agreement, effective January 1, 2024, Mr. Hughes is to be compensated $5,000 per month. In addition, the Company issued to Mr. Hughes a convertible promissory note for all accrued compensation as of December 31, 2023. The note for $517,000 is non-interest bearing and convertible into shares of common stock at $0.0006 per share. On June 15, 2024, Mr. Hughes converted $25,000 of accrued compensation into 12,500,000 shares of common stock. As of June 30, 2024 and December 31, 2023, there is $5,000 and $0 due to Mr. Hughes, respectively, for accrued consulting services.

On March 31, 2024, the Company entered into a new consulting agreement with Erik Blum and J W Price LLC. Per the terms of the agreement, effective January 1, 2024, Mr. Blum is to be compensated $26,666 per month. In addition, the Company issued to Mr. Blum a convertible promissory note for all accrued compensation as of December 31, 2023. The note for $594,460 is non-interest bearing and convertible into shares of common stock at $0.00055 per share. During the six months ended June 30, 2024, Mr. Blume converted $124,500 of accrued compensation into 81,990,740 shares of common stock. As of June 30, 2024 and December 31, 2023, there is $34,750 and $0 due to Mr. Blum, respectively, for accrued consulting services.

NOTE 8 – ACQUISITIONS

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

The Company accounted for the transaction as a business combination under ASC 805 and as a result, allocated the fair value of the book value of identifiable assets acquired and liabilities assumed as of the acquisition date as outlined in the table below. The consolidated income statement for the six months ended June 30, 2024, includes $0 and $1,191 of income and expenses, respectively, from Fyniti.

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

On June 21, 2024, the Company closed on the May 30, 2024 Acquisition Agreement (the “Acquisition Agreement”) with ChainTrade, LTD (“ChainTrade”), to purchase 100% of the assets of ChainTrade’s AI-powered Trading Platform (the “Platform”). Under the terms of the Acquisition Agreement, the Company purchased the ChainTrade Assets in exchange for an $8,000,000 promissory note, with a term of 18 months, and a 5% interest rate. The Note is convertible into shares of the Company’s Common Stock at $1 per share. The Company has also committed to provide total working capital of $500,000, in tranches, over 18 months. The first tranche of $30,000 was paid during the quarter ended June 30, 2024. The purchase price is based on an estimate of the fair value of the convertible shares. The excess of the purchase price over the net assets acquired and liabilities assumed of $7,970,400 has been recorded as a transaction expense. The balance of $29,600 has been capitalized to intangible assets and will be amortized over the estimated useful life of the assets of three years.

On June 25, 2024, as required by the Acquisition Agreement, Paul (Prem) Couture, CEO of ChainTrade, and Red Matter Capital, was appointed as the Company’s Chief Technology Officer. Mr. Couture and the Company entered into an Employment Agreement under which he is to be paid a salary of $7,500 per month, for a term of one year for his service as Chief Technology Officer. Also on June 25, 2024, Bryan Feinberg was appointed to our Board of Directors. Mr. Feinberg also entered into a Technology Consulting Agreement with the Company under which he will be paid a monthly consulting fee of $7,500.

NOTE 9— SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, Subsequent Events, from the balance sheet date through the date the financial statements were issued and has determined that there are the following material subsequent events.

Subsequent to June 30, 2024, the Company exchanged $516,004 of debt in the form of convertible promissory notes (the “Debt”) for Series D Preferred Shares (“Preferred Shares”). The Debt is comprised of $516,004 held in two previous convertible notes; $313,323 and $202,681 respectively. The Company shall issue 55,000 Preferred Shares in exchange for the Debt. The Preferred Shares shall convert into the Company’s common stock at a share price of the lesser of $0.005 or 65% of the average closing price in the preceding 90 trading sessions. The conversion of Preferred Shares to common stock is permitted after two years from Preferred Share issuance with a maximum of 4.99% per conversion.

Subsequent to June 30, 2024, the Company exchanged $436,884 of debt in the form of consulting fees and management conversion of accrued earnings (the “Debt”). The Debt is comprised of $300,374 held by one of our non-affiliate debt holders. The balance of $136,500 is comprised of accrued consulting fees held by current insiders, and all of the Debt was converted to the Company’s common shares at $0.002 per share, for a total of 68,250,000.

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

On June 21, 2024, the Company closed on the May 30, 2024 Acquisition Agreement (the “Acquisition Agreement”) with ChainTrade, LTD (“ChainTrade”), to purchase 100% of the assets of ChainTrade’s AI-powered Trading Platform (the “Platform”). Chaintrade, a UK-registered and licensed Fintech company is a joint Venture between Plato Data Intelligence and Redmatter.Capital and was built to revolutionize trading and investing by leveraging AI's predictive capabilities. The Platform allows users to trade Equities, ETFs, Commodities, and Indices with the support of a personalized AI-powered trading assistant. The Platform, ready for commercial launch, was built to revolutionize trading and investing by leveraging AI's predictive capabilities. This will improve research, risk management and asset allocation. The Platform provides personalized and custom investment strategies and utilizes AI to evaluate assets within a portfolio.

Results of Operations

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) includes a discussion of the consolidated results from operations of SMC Entertainment, Inc. and its subsidiary.

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

Revenue

We had no revenue for the three months ended June 30, 2024 and 2023.

General and Administrative Expenses

General and Administrative expenses (“G&A”) for the three months ended June 30, 2024, were $42,083 as compared to $92,575 for the comparable prior period, a decrease of $50,492 or 54.5%. During the current period we had a decrease to our audit and legal fees of approximately $17,000, to filing fees of $6,000 and other G&A expense of approximately $11,000.

Compensation Expense – Related Party

Compensation Expense – Related Party for the three months ended June 30, 2024, was $116,000 as compared to $144,050 for the comparable prior period, a decrease of $28,050 or 19.5%. The decrease is the result of a new consulting agreement for Ronald Hughes, that decreased his monthly compensation.

Bad Debt Expense

During the three months ended June 30, 2024, the Company wrote off a $300,000 note receivable to bad debt expense.

Other Income (Expense)

Total other expense for the three months ended June 30, 2024, was $14,131,329 as compared to total other expense of $122,506 for the comparable prior period. In the current period we had interest expense of $52,312 and a loss of $6,108,617 related to the change in the fair value of derivatives. We also recognized a $7,970,400 transaction expense related to the acquisition of ChainTrade, LTD (Note 9). In the prior period we had interest expense of $5,470, a loss on conversion of debt of $57,500, a loss of $67,174 related to the change in the fair value of derivatives and a gain on conversion of debt of $7,638.

Net Loss

For the three months ended June 30, 2024, we had a net loss of $14,619,412, mainly due to the loss from the change in fair value of our derivatives and the transaction expense. For the three months ended June 30, 2023, we had a net loss of $359,131.

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

Revenue

We had no revenue for the six months ended June 30, 2024 and 2023.

General and Administrative Expenses

General and Administrative expenses (“G&A”) for the six months ended June 30, 2024, were $129,166 as compared to $134,850 for the comparable prior period, a decrease of $5,684 or 4.2%.

Compensation Expense – Related Party

Compensation Expense – Related Party for the six months ended June 30, 2024, was $233,800 as compared to $288,400 for the comparable prior period, a decrease of $54,600 or 18.9%. The decrease is the result of a new consulting agreement for Ronald Hughes, that decreased his monthly compensation.

Bad Debt Expense

During the six months ended June 30, 2024, the Company wrote off a $300,000 note receivable to bad debt expense.

Other Income (Expense)

Total other expense for the six months ended June 30, 2024, was $13,770,633 as compared to total other expense of $366,788 for the comparable prior period. In the current period we had interest expense of $68,063 and a loss of $5,732,170  related to the change in the fair value of derivatives. In the prior period we had interest expense of $13,426, a loss on conversion of debt of $57,500, a loss of $303,500 related to the change in the fair value of derivatives and a gain on conversion of debt of $7,638.

Net Loss

For the six months ended June 30, 2024, we had a net loss of $14,463,599, mainly due to the loss from the change in fair value of our derivatives and the transaction expense. For the six months ended June 30, 2023, we had a net loss of $790,038.

Liquidity and Capital Resources

During the six months ended June 30, 2024, we used $81,583 of cash in operations compared to $71,184 used in the prior period.

During the six months ended June 30, 2024, we received $75,732 of cash from financing activities compared to $109,925 received in the prior period.

As of June 30, 2024, we have convertible notes, including accrued interest, due of $9,456,898. We also have notes payable to related parties of $1,111,460.

Off-Balance Sheet Arrangements

As of June 30, 2024, the Company had no off-balance sheet arrangements.

Going Concern

Our auditors have expressed substantial doubt as to our ability to continue as a going concern. The accompanying unaudited consolidated financial statements have been prepared on a going concern basis. For the six months ended June 30, 2024, the Company had a net loss of $14,463,599; however, this was largely due to a loss on the fair value of our derivatives and the transaction cost incurred with our recent acquisition. We had net cash used in operating activities of $81,583 and an accumulated deficit of $32,024,286. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures during the six months ended June 30, 2024 were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The term “disclosure controls and procedures,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Notwithstanding the identified material weaknesses, management believes the financial statements included in this quarterly report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On June 24, 2024, the Board of Directors received notice from Olayinka Oyebola & Co (“Olayinka”), the independent registered public accounting firm of SMC Entertainment, Inc. (the “Company”), that they were resigning as the Company’s registered accounting firm effective immediately, following the appointment by the Company of RBSM, LLP (“RBSM”), effective June 24, 2024, as its new registered accounting firm.

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

Date: August 22, 2024	SMC ENTERTAINMENT, INC.

	By:	/s/ Erik Blum
Name: Erik Blum
Title: Chief Executive Officer
(Principal Executive Officer) and Director

	By:	/s/ Adam Yang
Name: Adam Yang
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

