Form 10-Q
period 2024-09-30
SMC Entertainment, Inc.
filed 2024-11-18
CIK 1497230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

The number of shares of Common Stock, $0.001 par value of the registrant outstanding at November 18, 2024 was 1,352,951,483

FORM 10-Q

For the Quarterly Period Ended September 30, 2024

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SMC ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash	$1,752	$7,269
Receivable	—	300,000
Total Current Assets	1,752	307,269

Goodwill	64,194	64,194
Intangible assets	29,600	-

Total Assets	$95,546	$371,463

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued liabilities	$130,455	$87,887
Accrued compensation– related parties	151,250	1,486,335
Due to related party	16,810	22,394
Notes payable – related parties	1,111,460	—
Convertible notes	9,007,616	846,269
Accrued interest	501,635	465,064
Derivative liability	617,224	792,575
Total Current Liabilities	11,536,450	3,700,524

Total Liabilities	11,536,450	3,700,524

Stockholders’ Deficit:
Series A Preferred stock, $0.001 par value, 1,000,000 shares authorized; 990,346 shares issued and outstanding	990	990
Series B Preferred stock, $10.00 par value, 4,500,000 shares authorized; 2,500,000 and 2,500,000 shares issued and outstanding, respectively	32,500	32,500
Common stock $0.001 par value, 3,000,000,000 shares authorized; 1,352,951,483 and 1,379,960,743 shares issued and outstanding, respectively	1,352,952	1,379,961
Common stock to be issued	—	22,000
Additional paid-in capital	13,505,174	12,796,175
Accumulated deficit	(26,332,520)	(17,560,687)
Total Stockholders’ Deficit	(11,440,904)	(3,329,061)
Total Liabilities and Stockholders’ Deficit	$95,546	$371,463

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SMC ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating Expenses:
General and administrative	$62,446	$53,404	$191,612	$188,254
Compensation expense – related party	116,000	232,800	349,800	521,200
Bad debt expense	—	—	300,000	—
Development expense	68,800	—	98,800	—
Total operating expenses	247,246	286,204	940,212	709,454

Loss from operations	(247,246)	(286,204)	(940,212)	(709,454)

Other income (expense):
Interest expense	(118,892)	(8,002)	(186,955)	(21,428)
Gain on conversion of debt	—	—	—	7,638
Gain on forgiveness of debt	150,384	—	150,384	—
Loss on conversion of debt	—	(45,815)	—	(103,315)
Transaction expense	—	—	(7,970,400)	—
Change in fair value of derivative	5,907,520	44,472	175,350	(259,028)
Total Other Income (Expense)	5,939,012	(9,345)	(7,831,621)	(376,133)

Net Income (Loss)	$5,691,766	$(295,549)	$(8,771,833)	$(1,085,587)

Net income (loss) per share – basic	$0.01	$(0.00)	$(0.01)	$(0.00)
Net income (loss) per share – diluted	$0.00	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding, basic	1,352,951,483	1,275,319,438	1,403,827,497	1,121,275,825
Weighted average shares outstanding, diluted	4,930,411,771	1,275,319,438	1,403,827,497	1,121,275,825

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SMC ENTERTAINMENT, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT For the Three and Nine Months Ended September 30, 2024 (Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional	Common		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Stock to Be Issued	Accumulated Deficit	Stockholders’ Deficit
Balance, December 31, 2023	990,346	$990	2,500,000	$32,500	1,379,960,743	$1,379,961	$12,796,175	$22,000	$(17,560,687)	$(3,329,061)
Common stock issued for services – related party	—	—	—	—	19,000,000	19,000	4,800	(22,000)	—	1,800
Common stock issued for services	—	—	—	—	75,000,000	75,000	—	—	—	75,000
Net income	—	—	—	—	—	—	—	—	155,813	155,813
Balance, March 31, 2024	990,346	990	2,500,000	32,500	1,473,960,743	1,473,961	12,800,975	—	(17,404,874)	(3,096,448)
Common stock issued for accrued compensation – related party	—	—	—	—	121,990,740	121,991	82,509	—	—	204,500
Common stock issued for accrued compensation	—	—	—	—	7,000,000	7,000	7,000	—	—	14,000
Common stock cancelled	—	—	—	—	(250,000,000)	(250,000)	250,000	—	—
Forgiveness of debt – related party	—	—	—	—	—	—	364,690	—	—	364,690
Net loss	—	—	—	—	—	—	—	—	(14,619,412)	(14,619,412)
Balance, June 30, 2024	990,346	990	2,500,000	32,500	1,352,951,483	1,352,952	13,505,174	—	(32,024,286)	(17,132,670)
Net loss	—	—	—	—	—	—	—	—	5,691,766	5,691,766
Balance, September 30, 2024	990,346	$990	2,500,000	$32,500	1,352,951,483	$1,352,952	$13,505,174	$—	$(26,332,520)	$(11,440,904)

SMC ENTERTAINMENT, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT For the Three and Nine Months Ended September 30, 2023 (Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional	Discount to	Common Stock to	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Preferred Stock	Be Issued	Deficit	Deficit
Balance, December 31, 2022	989,626	$990	—	$—	962,535,830	$962,536	$12,657,620	$—	$23,500	$(16,000,004)	$(2,355,358)
Common stock issued for conversion of debt	—	—	—	—	63,000,000	63,000	88,200	—	—	—	151,200
Common stock issued for services – related party	—	—	—	—	—	—	—	—	4,350	—	4,350
Common stock issued for services	—	—	—	—	17,206,731	17,207	12,793	—	(15,000)	—	15,000
Net loss	—	—	—	—	—	—	—	—	—	(430,907)	(430,907)
Balance, March 31, 2023	989,626	990	—	—	1,042,742,561	1,042,743	12,758,613	—	12,850	(16,430,911)	(2,615,715)
Common stock issued for services – related party	—	—	—	—	—	—	—	—	4,050	—	4,050
Common stock issued for services	—	—	—	—	19,318,182	19,318	3,182	—	—	—	22,500
Common stock issued for conversion of debt	—	—	—	—	100,000,000	100,000	40,000	—	—	—	140,000
Preferred stock issued for acquisition	—	—	2,500,000	25,000,000	—	—	—	(24,967,500)	—	—	32,500
Net loss	—	—	—	—	—	—	—	—	—	(359,131)	(359,131)
Balance, June 30, 2023	989,626	990	2,500,000	25,000,000	1,162,060,743	1,162,061	12,801,795	(24,967,500)	16,900	(16,790,042)	(2,775,796)
Common stock issued for services – related party	—	—	—	—	100,000,000	100,000	(10,000)	—	2,800	—	92,800
Common stock issued for conversion of debt	—	—	—	—	53,900,000	53,900	10,780	—	—	—	64,680
Net loss	—	—	—	—	—	—	—	—	—	(295,549)	(295,549)
Balance, September 30, 2023	989,626	$990	2,500,000	$25,000,000	1,315,960,743	$1,315,961	$12,802,575	$(24,967,500)	$19,700	$(17,085,591)	$(2,913,865)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SMC ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(8,771,833)	$(1,085,587)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services – related party	1,800	101,200
Common stock issued for services	75,000	37,500
Change in fair value of derivative	(175,351)	316,528
Gain on conversion of debt	(150,384)	(7,638)
Loss on conversion of debt	—	45,815
Bad debt expense	300,000	—
Transaction expense	7,970,400	—
Changes in operating assets and liabilities:
Prepaid expenses	—	6,000
Accounts payable and accrued liabilities	42,568	6,551
Accrued interest	186,955	35,042
Accrued compensation – related party	355,751	417,000
Net cash used in operating activities	(165,094)	(127,589)

Cash Flows from Investing Activities:	—	—

Cash Flows from Financing Activities:
Cash overdraft assumed with acquisition	—	(425)
(Repayment) / proceeds from loan – related party	(1,770)	5,000
Proceeds from loans	161,347	138,581
Net cash provided by financing activities	159,577	143,156

Net change in cash	(5,517)	15,567
Cash at beginning of period	7,269	2,350
Cash at end of period	$1,752	$17,917

Supplemental schedule of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
Supplemental non-cash disclosure:
Acquisition of intangible assets	$29,600	$—
Debt converted to common stock	$—	$48,865
Common stock issued for accrued compensation	$218,500	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SMC ENTERTAINMENT, INC.

Notes to Unaudited Consolidated Financial Statements

September 30, 2024

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

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount (“FDIC”) of $250,000.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of September 30, 2024 and December 31, 2023.

Basic and Diluted Earnings Per Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. As of September 30, 2024, there are 651,543,421 and 25,000,000 potentially dilutive shares from Series A and Series B preferred stock, respectively and 2,900,916,867 potentially diluted shares from convertible debt. Diluted amounts are not presented when the effect of the computations are anti-dilutive due to the losses incurred.

The Company is aware that the current number of potentially dilutive common shares exceeds its authorized shares and is taking the appropriate steps to remediate the situation.

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

The following table classifies the Company’s asset measured at fair value on a recurring basis into the fair value hierarchy as of September 30, 2024:

Description	Level 1	Level 2	Level 3
Derivative	$-	$-	$617,224
Total	$-	$-	$617,224

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of December 31, 2023:

Description	Level 1	Level 2	Level 3
Derivative	$-	$-	$792,575
Total	$-	$-	$792,575

Recently issued accounting pronouncements

The Company has implemented all new applicable accounting pronouncements that are in effect. These pronouncements did not have any material impact on the consolidated financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 — GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses since inception and has no assurance of future profitability. The Company will continue to require financing from external sources to finance its operating and investing activities until sufficient positive cash flows from operations can be generated. There is no assurance that financing or profitability will be achieved, accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 4— CONVERTIBLE NOTES PAYABLE

A summary of all the Company’s convertible loans is as follows.

	Date Issued	Maturity Date		Balance 12/31/2023	Additions	Conversions/ Payments	Balance 9/30/2024	Conv Terms
FV Investments	5/27/2016	5/27/2017	12	$16,596	$-	$-	$16,596	$0.001
FV Investments	3/14/2017	3/14/2018	12	$15,000	$-	$-	$15,000	$0.001
Christopher Whitcomb	7/7/2016	7/7/2017	18	$2,393	$-	$-	$2,393	(1)
Christopher Whitcomb	1/25/2017	1/25/2018	18	$29,050	$-	$-	$29,050	(1)
Christopher Whitcomb	5/30/2017	5/30/2018	18	$32,640	$-	$-	$32,640	(1)
Kanno Group Holdings ll Ltd	10/1/2019	10/1/2020	12	$42,601	$-	$-	$42,601	$0.00466
Kanno Group Holdings ll Ltd	1/6/2020	1/6/2021	12	$14,977	$-	$-	$14,977	$0.00615
Kanno Group Holdings ll Ltd	6/30/2020	6/30/2021	12	$7,732	$-	$-	$7,732	$0.00615
Kanno Group Holdings ll Ltd	12/31/2020	12/31/2021	12	$9,527	$-	$-	$9,527	$0.00185
Kanno Group Holdings ll Ltd	3/31/2021	3/31/2022	12	$5,112	$-	$-	$5,112	$0.00628
Kanno Group Holdings ll Ltd	7/24/2021	7/24/2022	12	$5,406	$-	$-	$5,406	$0.00603
Kanno Group Holdings ll Ltd	11/1/2021	11/1/2022	12	$2,828	$-	$-	$2,828	$0.00544
Kanno Group Holdings ll Ltd	12/31/2021	12/31/2022	12	$37,391	$-	$-	$37,391	$0.00509
Mammoth Corporation	1/12/2022	1/12/2023	12	$231,652	$-	$-	$231,652	(3)
Mammoth Corporation	1/21/2022	1/21/2023	12	$157,300	$-	$-	$157,300	(4)
Kanno Group Holdings ll Ltd	3/31/2022	3/31/2023	12	$7,606	$-	$-	$7,606	$0.00222
Kanno Group Holdings ll Ltd	4/25/2022	4/25/2023	12	$50,000	$-	$-	$50,000	$0.00206
Kanno Group Holdings ll Ltd	7/12/2022	7/12/2023	12	$2,388	$-	$-	$2,388	$0.00163
Kanno Group Holdings ll Ltd	11/3/2022	11/3/2023	n/a	$11,357	$-	$-	$11,357	$0.00167
Kanno Group Holdings ll Ltd	12/31/2022	12/31/2023	n/a	$6,407	$-	$-	$6,407	$0.00096
Kanno Group Holdings ll Ltd	3/31/2023	3/31/2024	n/a	$13,312	$-	$-	$13,312	$0.00054
Kanno Group Holdings ll Ltd	6/30/2023	6/30/2024	n/a	$89,038	$-	$-	$89,038	$0.00084
Kanno Group Holdings ll Ltd	9/30/2023	9/30/2024	n/a	$36,230	$-	$-	$36,230	$0.00042
Kanno Group Holdings ll Ltd	12/31/2023	9/30/2024	n/a	$19,726	$-	$-	$19,726	$0.00035
Kanno Group Holdings ll Ltd	3/31/2024	3/31/2025	n/a	$-	$9,918	$-	$9,918	$0.0003
Kanno Group Holdings ll Ltd	6/30/2024	6/30/2025	n/a	$-	$67,584	$-	$67,584	$0.00117
ChainTrade, Ltd	5/30/2024	11/30/2025	5	$-	$8,000,000	$-	$8,000,000	$1.00
Proactive Capital Partners	7/1/2024	demand	10	$-	$35,000	-	$35,000	$0.002
Kanno Group Holdings ll Ltd	9/30/2024	9/30/2025	n/a	$-	$48,845	$-	$48,845	$0.0011
				$846,269	$8,161,347	$-	$9,007,616

Kanno Group Holdings ll Ltd – accrued interest	n/a	n/a	n/a	$339,077	$23,193	$(150,384)	$211,886
Other accrued interest	n/a	n/a	n/a	$125,987	$163,762	$-	$289,749
Total convertible debt and accrued interest				$1,311,333	8,348,302	$(150,384)	$9,509,251

(1)	25% discount to the lowest closing price within the 60 previous trading sessions.
(2)	Note was assigned to Mammoth Corporation
(3)	Conversion rate depends on what part of the loan and when the conversion occurs.
(4)	50% of market price.

On July 16, 2024, Kanno agreed to forgive $150,384 of that amount due.

All notes past their maturity date are considered to be default.

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at December 31, 2022	$536,399
Decrease to derivative due to conversion	(231,367)
Derivative loss due to mark to market adjustment	487,543
Balance at December 31, 2023	792,575
Decrease to derivative due to modification of debt	(478,815)
Derivative loss due to mark to market adjustment	303,464
Balance at September 30, 2024	$617,224

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy as of September 30, 2024, is as follows:

Inputs	September 30, 2024	Initial Valuation
Stock price	$0.002	$ $ 0.006 – 0.0115
Conversion price	$0.0005 – 0.0014	$0.0016 – 0.0098
Volatility (annual)	213.93%	163.53%–214.94%
Risk-free rate	4.38%	0.39%–1.55%
Dividend rate	-	-
Years to maturity	0.25	1

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

NOTE 6 — PREFERRED STOCK

Series A Preferred Stock

The Company has 1,000,000 shares of preferred stock designated as Series A. The Series A preferred stock, par value $0.001, is entitled to dividends, if declared, and are convertible into common stock by dividing the issue price of $1.00 by a 20% discount to the current market price.

Series B Preferred Stock

On December 16, 2021, the Company amended its Articles of Incorporation, creating a series of Preferred Stock designating 4,500,000 shares of Series B Convertible Preferred Stock, par value $10.00 per share. On August 7, 2023, the Company amended its Articles of Incorporation to change the designation of the Series B. The Series B preferred stock are entitled to dividends, if declared, and are convertible into share of common stock at ten shares for every one share held.

On April 21, 2023, the Company completed its acquisition of AI-enabled wealth management technology platform provider, Fyniti Global Equities EBT Inc. (“Fyniti”) for 2,500,000 shares of Series B $10.00 Preferred Stock.

NOTE 7 — RELATED PARTY TRANSACTIONS

On December 26, 2023, Xuqiang (Adam) Yang, was appointed as Chief Financial Officer (“CFO”) of the Company to replace Mr. Blum, who was serving as the Interim CFO. Per the terms of the consulting agreement to serve as the Company’s CFO Mr. Yang will be compensated $7,000 per month, beginning November 1, 2023. On June 15, 2024, Mr. Yang converted $55,000 of accrued compensation into 27,500,000 shares of common stock. As of September 30, 2024 and December 31, 2023, there is $21,000 and $14,000 due to Mr. Yang, respectively.

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

On March 31, 2024, the Company entered into a new consulting agreement with Ronald Hughes and North Arm Capital LLC. Per the terms of the agreement, effective January 1, 2024, Mr. Hughes is to be compensated $5,000 per month. In addition, the Company issued to Mr. Hughes a convertible promissory note for all accrued compensation as of December 31, 2023. The note for $517,000 is non-interest bearing and convertible into shares of common stock at $0.0006 per share. On June 15, 2024, Mr. Hughes converted $25,000 of accrued compensation into 12,500,000 shares of common stock. As of September 30, 2024 and December 31, 2023, there is $20,000 and $0 due to Mr. Hughes, respectively, for accrued consulting services.

On March 31, 2024, the Company entered into a new consulting agreement with Erik Blum and J W Price LLC. Per the terms of the agreement, effective January 1, 2024, Mr. Blum is to be compensated $26,666 per month. In addition, the Company issued to Mr. Blum a convertible promissory note for all accrued compensation as of December 31, 2023. The note for $594,460 is non-interest bearing and convertible into shares of common stock at $0.00055 per share. During the nine months ended September 30, 2024, Mr. Blum converted $124,500 of accrued compensation into 81,990,740 shares of common stock. As of September 30, 2024 and December 31, 2023, there is $110,250 and $0 due to Mr. Blum, respectively, for accrued consulting services.

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

The Company accounted for the transaction as a business combination under ASC 805 and as a result, allocated the fair value of the book value of identifiable assets acquired and liabilities assumed as of the acquisition date as outlined in the table below. The consolidated statement of operations for the nine months ended September 30, 2024, includes $0 and $1,191 of income and expenses, respectively, from Fyniti.

The excess of the purchase price over the estimated fair values of the underlying identifiable assets acquired and liabilities assumed was allocated to goodwill.

Consideration
Consideration issued	$32,500
Identified assets, liabilities, and noncontrolling interest
Cash overdraft	(425)
Accounts payable	(29,500)
Accrued Expenses	(1,769)
Total identified assets, liabilities, and noncontrolling interest	(31,694)
Excess purchase price allocated to goodwill - provisional	$64,194

On June 21, 2024, the Company closed on the May 30, 2024 Acquisition Agreement (the “Acquisition Agreement”) with ChainTrade, LTD (“ChainTrade”), to purchase 100% of the assets of ChainTrade’s AI-powered Trading Platform (the “Platform”). Under the terms of the Acquisition Agreement, the Company purchased the ChainTrade Assets in exchange for an $8,000,000 promissory note, with a term of 18 months, and a 5% interest rate. The Note is convertible into shares of the Company’s Common Stock at $1.00 per share. The Company has also committed to provide total working capital of $500,000, in tranches, over 18 months. The first tranche of $30,000 was paid during the quarter ended June 30, 2024. The purchase price is based on an estimate of the fair value of the convertible shares. The excess of the purchase price over the net assets acquired and liabilities assumed of $7,970,400 has been recorded as a transaction expense. The balance of $29,600 has been capitalized to intangible assets and will be amortized over the estimated useful life of the assets of three years.

On June 25, 2024, as required by the Acquisition Agreement, Paul (Prem) Couture, CEO of ChainTrade, and Red Matter Capital, was appointed as the Company’s Chief Technology Officer. Mr. Couture and the Company entered into an Employment Agreement under which he is to be paid a salary of $7,500 per month, for a term of one year for his service as Chief Technology Officer.

NOTE 9— SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, Subsequent Events, from the balance sheet date through the date the consolidated financial statements were issued and has determined that there are the following material subsequent events.

Subsequent to September 30, 2024, the Company exchanged $516,004 of debt in the form of convertible promissory notes (the “Debt”) for Series D Preferred Shares (“Preferred Shares”). The Debt is comprised of $516,004 held in two previous convertible notes; $313,323 and $202,681 respectively. The Company shall issue 55,000 Preferred Shares in exchange for the Debt. The Preferred Shares shall convert into the Company’s common stock at a share price of the lesser of $0.005 or 65% of the average closing price in the preceding 90 trading sessions. The conversion of Preferred Shares to common stock is permitted after two years from Preferred Share issuance with a maximum of 4.99% per conversion.

Subsequent to September 30, 2024, the Company exchanged $286,500 of debt in the form of consulting fees and management conversion of accrued earnings (the “Debt”). The Debt is comprised of $150,374 held by one of our non-affiliate debt holders. The balance of $136,500 is comprised of accrued consulting fees held by current insiders, and all of the Debt was converted to the Company’s common shares at $0.002 per share, for a total of 68,250,000.

On October 25, 2024, the Company Amended its Articles of Incorporation to authorize and designate 100,000 shares of Series D Preferred Stock (“Series D”), par value $0.001. The Series D has a stated value of $10.00, has no voting rights and converts into shares of common stock at the rate of 65% of the lowest trade during the ninety trading days prior to the conversion date.

On November 2, 2024, the Company entered into an Acquisition Agreement (the “Acquisition Agreement”) with Bateau Asset Management Pty, Ltd., an Australia company (“Bateau”), and the Shareholders of Bateau to purchase 100% of the outstanding ordinary shares of Bateau (the “Bateau Equity”). Under the terms of the Acquisition Agreement, the Company will purchase Bateau Equity for the issuance to Bateau of 14,000,000 shares of the Company’s Series C Preferred Stock and two convertible promissory notes, each in the principal amount of $1,000,000 (the “Notes”), carrying 5% interest, which are convertible into shares of the Company’s Common Stock at $1 per share. The closing of the Acquisition is pending the completion of customary due diligence by both parties, which is expected to be completed within 10 days.

Bateau is a boutique investment manager founded in 2016 based in Australia with offices in Singapore. Bateau follows an absolute-return investment philosophy and a multi-manager approach to investing.

On November 6, 2024, the Company Amended its Articles of Incorporation to authorize and designate 25,000,000 shares of Series C Preferred Stock (“Series C”), par value $0.001. The Series C has a stated value of $1.00, has no voting rights and converts into shares of common stock of one for one.

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

Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

Revenue

We had no revenue for the three months ended September 30, 2024 and 2023.

General and Administrative Expenses

General and Administrative expenses (“G&A”) for the three months ended September 30, 2024, were $62,446 as compared to $53,404 for the comparable prior period, an increase of $9,042 or 16.9%. During the current period we had a decrease to our audit and legal fees.

Compensation Expense – Related Party

Compensation Expense – Related Party for the three months ended September 30, 2024, was $116,000 as compared to $232,800 for the comparable prior period, a decrease of $116,800 or 50.2%. The decrease is the result of a new consulting agreement for Ronald Hughes, that decreased his monthly compensation.

Development Expense

During the three months ended September 30, 2024, we have new development expense of $68,800 for payments made to Red Matter Capital and Plato Technologies.

Other Income (Expense)

Total other income for the three months ended September 30, 2024, was $5,939,012 as compared to total other expense of $9,345 for the comparable prior period. In the current period we had interest expense of $118,892 and a gain of $5,907,520 related to the change in the fair value of derivatives. We also recognized a $150,384 gain on the forgiveness of debt. In the prior period we had interest expense of $8,002, a loss on conversion of debt of $45,815 and a gain of $44,472 related to the change in the fair value of derivatives.

Net Loss

For the three months ended September 30, 2024, we had net income of $5,691,766, mainly due to the gain from the change in fair value of our derivatives. For the three months ended September 30, 2023, we had a net loss of $295,549.

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

Revenue

We had no revenue for the nine months ended September 30, 2024 and 2023.

General and Administrative Expenses

General and Administrative expenses (“G&A”) for the nine months ended September 30, 2024, were $191,612 as compared to $188,254 for the comparable prior period, an increase of $3,358 or 1.8%.

Compensation Expense – Related Party

Compensation Expense – Related Party for the nine months ended September 30, 2024, was $349,800 as compared to $521,200 for the comparable prior period, a decrease of $171,400 or 32.9%. In the prior period the Company issued shares of common stock for $101,200 of stock compensation expense. In addition, there is a new consulting agreement for Ronald Hughes, that decreased his monthly compensation.

Bad Debt Expense

During the nine months ended September 30, 2024, the Company wrote off a $300,000 note receivable to bad debt expense.

Development Expense

During the nine months ended September 30, 2024, we had new development expense of $98,800 for payments made to Red Matter Capital and Plato Technologies.

Other Income (Expense)

Total other expense for the nine months ended September 30, 2024, was $7,831,621 as compared to total other expense of $376,133 for the comparable prior period. In the current period we had interest expense of $186,955, a gain on the forgiveness of debt of $150,384, a gain of $175,350 related to the change in the fair value of derivatives and a transaction expense of $7,970,400. In the prior period we had interest expense of $21,428, a loss on conversion of debt of $103,315, a loss of $259,028 related to the change in the fair value of derivatives and a gain on conversion of debt of $7,638.

Net Loss

For the nine months ended September 30, 2024, we had a net loss of $8,771,833, mainly due to the transaction expense. For the nine months ended September 30, 2023, we had a net loss of $1,085,587.

Liquidity and Capital Resources

During the nine months ended September 30, 2024, we used $165,094 of cash in operations compared to $127,589 used in the prior period.

During the nine months ended September 30, 2024, we netted $159,577 of cash from financing activities compared to $143,156 received in the prior period.

As of September 30, 2024, we have convertible notes, including accrued interest, due of $9,509,251. We also have notes payable to related parties of $1,111,460.

Off-Balance Sheet Arrangements

As of September 30, 2024, the Company had no off-balance sheet arrangements.

Going Concern

Our auditors have expressed substantial doubt as to our ability to continue as a going concern. The accompanying unaudited consolidated financial statements have been prepared on a going concern basis. For the nine months ended September 30, 2024, the Company had a net loss of $8,771,833; however, this was largely due to the transaction cost incurred with our recent acquisition. We had net cash used in operating activities of $165,094 and an accumulated deficit of $26,332,520. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures during the nine months ended September 30, 2024 were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The term “disclosure controls and procedures,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Notwithstanding the identified material weaknesses, management believes the financial statements included in this quarterly report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 18, 2024	SMC ENTERTAINMENT, INC.

	By:	/s/ Erik Blum
Name: Erik Blum
Title: Chief Executive Officer
(Principal Executive Officer) and Director

	By:	/s/ Adam Yang
Name: Adam Yang
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

