Form 10-K
period 2024-12-31
SMC Entertainment, Inc.
filed 2025-04-15
CIK 1497230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by the average bid and asked price of such common equity, as of the last business day of the registrant’s completed second fiscal quarter was $3,816,733.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,408,744,612 common shares issued and outstanding as of April 8, 2025.

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

Item 1. Business

In a marketplace of rapid advancement of Artificial Intelligence (AI), SMC identifies multiple opportunities within the FinTech universe to pursue for its' shareholders. The Company sees itself as a FinTech-Disruptor, seeking businesses that are pioneering the digital world and investing in AI, specifically within the financial services domain.  Artificial Intelligence leverages computers and machines to mimic the problem-solving and decision-making capabilities of the expert human mind.

We continue to develop Fyniti Global Equities EBT Index and have integrated this technology into our FYNN AI platform. Fyniti, a fintech platform developer, was founded by veteran Wall Street technologists and investment bankers with experience at Goldman Sachs, JP Morgan Chase, Bank of America (Merrill Lynch), and Citigroup. The Company has a clear focus on developing disruptive technologies for the wealth management and capital markets sectors.

Fyniti owns the IQ Engine and EBT Technology, which together provide AI-driven quantitative investing and AI-based basket trading. While originally intended to generate a standalone revenue stream, we have now combined all legacy platforms into one cohesive platform.

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

Datasets Utilized:

Our AI/ML algorithms utilize a wide range of datasets to inform their decision-making processes. These datasets include but are not limited to:

We use both public and paid sources for input. Most of the input is correlated by amassing the collective data points at the end of business everyday. Our AI/ML algorithms utilize a wide range of datasets to inform their decision-making processes. The AL/ML Algorithm captures between 20 and 30 thousand data points every day from different places. These data points comprise but are not limited to:

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

The SaaS is used to create a projected weighting on each block. In essence creating a customized index basket that is actionable on by the RIA. The institution would have access to alerts on a daily basis showing recommended adjustments within their customized block. The RIA or institution would have the decision to act or not act on the alert.

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

Our auditors have expressed substantial doubt as to our ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis. For the year ended December 31, 2024, the Company had a net loss of $8,430,308, had net cash used in operating activities of $195,955, and an accumulated deficit of $26,223,870. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

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

On March 30, 2021, the Company sold, transferred and assigned all rights and ownership to SMC’s wholly owned subsidiary iPTerra Technologies, Inc. (“iPTerra”), iPMine software intellectual property (“iPMine-IP”), and Aktiv-Trak software intellectual property (Aktiv-Trak-IP”) to Wyoming-based privately held company Aktiv-Trak, Inc. (“Aktiv-Trak”).

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

On December 12, 2022, the Company entered into a Rescission and Release Agreement with Genesis Financial, Inc (“GFL”), that effectively terminated its Stock Purchase Agreement that was executed on November 18, 2021. Per the terms of the Agreement GFL agreed to pay a rescission fee of $300,000, $50,000 of which was to be paid within 21 days and the balance within 60 days. As certain requirements to complete the acquisition were never completed, there was never a formal closing and the financial statements of the Company were never consolidated, the transaction has been unwound and is not reflected in the financial statements of the Company.

Present Operations

On April 21, 2023, the Company completed its acquisition of AI-enabled wealth management technology platform provider, Fyniti Global Equities EBT Inc. (“Fyniti”). Summary of acquisition agreement:

●

The aggregate purchase price to be paid by the Company to Fyniti will be Twenty-Five Million Dollars ($25,000,000) to be paid by delivery of Two Million Five Hundred Thousand (2,500,000) unregistered shares (the “Shares”) of the Company’s $10.00 Series B Preferred Stock. The Purchase Price was negotiated at arm’s length, and the parties agreed that the $10 par value of the Company’s Series B Preferred Stock would be used to represent the mutually agreed upon fair value of each Share, such that the Company and Fyniti acknowledged the Two Million Five Hundred Thousand (2,500,000) Shares as adequate consideration for the Acquisition Agreement

●

The Preferred Stock was convertible into the Company’s common stock at a discount of ten percent (10%) to the preceding 10-day weighted average price prior to the conversion date, after amendment and restatement the preferred stock is convertible into common stock.

The Company extends a consulting agreement to Mr. Jayakumar Gopalan; refer to Exhibit 10.9.

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

Recent Developments

On January 7, 2025, we closed on the acquisition agreement dated November 2, 2024 (the “Acquisition Agreement”) with Bateau Asset Management Pty, Ltd., an Australia company and the Bateau Shareholders (“Bateau”), and the Shareholders of Bateau to purchase 100% of the outstanding ordinary shares of Bateau (the “Bateau Equity”).

Bateau is a boutique investment manager founded in 2016 based in Australia with offices in Singapore. Bateau follows an absolute-return investment philosophy and a multi-manager approach to investing.

Trends in Our Addressable Market

The company’s SaaS Platform can be used to reflect specific trading strategies. This enables the software to create customized baskets based on the trends entered by a financial professional. The SaaS will create a customized index or baskets using the data from the AI Machine Learning Algorithm. This will provide the financial professional with the ability to track and change the matching criteria to correctly reflect the daily changes represented by trends in the overall market. The AI applies typical equities data as well as analyzing and crunching the data based on over 10,000 data points. Our platform only proposes certain concepts based on trends and events. The financial professionals are in ultimate control on how they would like to invest and utilize the information that our platform facilitates.

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

In comparison to an ETFs the software offers advantages in its ability to customize the weighting of a trackable portfolio, it is not an ETF, but a customized index represented by the financial professional’s input.

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

Marketing Strategy

Our go-to market timeline for public launch is the end of Q2/2025. We are currently exploring early adopters to partner with for product beta testing.

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

Reports to Security Holders.

The Company will file reports with the SEC. The Company is a reporting company and will comply with the requirements of the Exchange Act.

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

As of December 31, 2024, there are 2,754,311,946 shares of Common Stock issuable upon conversion of our convertible notes, subject to the provisions in such convertible notes which limit the holder’s beneficial ownership to a maximum of 4.99% or 9.99% of the issued and outstanding shares of the Company’s Common Stock.

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

As of December 31, 2024, our directors and executive officers collectively beneficially own approximately 553,490,740 of the shares of our common stock; 227,000,000 which is beneficially owned by Ronald Hughes, 25,000,000 which is beneficially owned by Jayakumar Gopalan and 301,490,740 which is beneficially owned by Erik Blum, representing 40.9% of the shares of our common stock.

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

Our authorized capital consists of 3,000,000,000 shares of common stock and 30,600,000 shares preferred stock. Our Board, without any action by our stockholders, may designate and issue shares of preferred stock in such series as it deems appropriate and establish the rights, preferences, and privileges of such shares, including dividends, liquidation and voting rights, provided it is consistent with Nevada law.

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

None.

Item 1C. Cybersecurity

We use, store and process data for and about our customers, employees, partners and suppliers. We have implemented a cybersecurity risk management program that is designed to identify, assess, and mitigate risks from cybersecurity threats to this data, our systems and business operations.

Cyber Risk Management and Strategy

Under the oversight of the Board of Directors, since we do not currently have an Audit Committee, we have implemented and maintain a risk management program that includes processes for the systematic identification, assessment, management, and treatment of cybersecurity risks. Our cybersecurity oversight and operational processes are integrated into our overall risk management processes, and cybersecurity is one of our designated risk categories. We use the National Institute of Standards and Technology Cybersecurity Framework to guide our approach, ensuring a structured and comprehensive strategy for managing cybersecurity risks. We implement a risk-based approach to the management of cyber threats, supported by cybersecurity technologies, including automated tools, designed to monitor, identify, and address cybersecurity risks. In support of this approach, our IT security team implements processes to assess, identify, and manage security risks to the company, including in the pillar areas of security and compliance, application security, infrastructure security, and data privacy. This process includes regular compliance and critical system access reviews. In addition, we conduct application security assessments, vulnerability management, penetration testing, security audits, and ongoing risk assessments as part of our risk management process. We also maintain an incident response plan to guide our processes in the event of an incident. We also have a process to require corporate employees to undertake cybersecurity training and compliance programs annually.

We utilize third parties and consultants to assist in the identification and assessment of risks, including to support table top exercises and to conduct security testing.

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

We have not previously filed a registration statement under the Securities Act. Shares sold pursuant to exemptions from registration are deemed to be “restricted” securities as defined by the Securities Act. As of December 31, 2024, out of a total of 3,000,000,000 shares authorized, 701,264,015 shares are issued as restricted securities and can only be sold or otherwise transferred pursuant to a registration statement under the Securities Act or pursuant to an available exemption from registration. Of such restricted shares, 580,990,740 shares are held by affiliates (directors, officers and 10% holders), with the balance of 120,273,275 restricted shares being held by non-affiliates.

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

Holders

As of December 31, 2024, we had 189 shareholders of common stock per transfer agent’s shareholder list.

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

On February 15, 2023, and November 7, 2023, Kanno Group Holdings II Ltd. converted $24,255 and $13,440 of accrued interest into 63,000,000 and 64,000,000 shares of common stock, respectively. The interest was accrued on the note payable issued on May 10, 2013, with $1,087,500 of the balance of the Note being assumed by SMC Entertainment lnc. On February 3, 2018, the remaining principal balance of $399,046 was transferred to Mammoth Corporation by the note holder, Kanno Group Holdings II LTD. Kanno Group Holdings II LTD maintained the accrued interest balance of $338,079. The interest is convertible into shares of common stock at a 35% discount to the lowest closing price in the 90 days preceding the conversion.

During the second quarter of 2023, the Company granted 19,318,182 shares of common stock to a service provider for services. The shares were valued at the closing stock price on the date of grant for total non-cash stock compensation expense of $15,000.

On June 2, 2023, Christopher Whitcomb converted $12,500 of accrued interest into 50,000,000 shares of common stock.

During the year ended December 31, 2023, Mammoth converted $36,714 of principal into 103,900,000 shares of common stock.

During the first quarter of 2024, the Company granted 75,000,000 shares of common stock to a service provider. The shares were valued at $0.001, the closing stock price on the date of grant for total non-cash stock compensation expense of $75,000.

During the second quarter of 2024, the Company issued 7,000,000 shares of common stock for conversion of accrued compensation of $14,000. The shares were valued at $0.002, the closing stock price on the date of grant

On June 7, 2024, the Company cancelled 250,000,000 shares of common stock.

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

On March 31, 2024, the Company entered into a new consulting agreement with Ronald Hughes and North Arm Capital LLC. Per the terms of the agreement, effective January 1, 2024, Mr. Hughes is to be compensated $5,000 per month. In addition, the Company issued to Mr. Hughes a convertible promissory note for all accrued compensation as of December 31, 2023. The note for $517,000 is non-interest bearing and convertible into shares of common stock at $0.0006 per share. On June 15, 2024, Mr. Hughes converted $25,000 of accrued compensation into 12,500,000 shares of common stock. As of December 31, 2024 and 2023, there is $35,000 and $0 due to Mr. Hughes, respectively, for accrued consulting services.

On March 31, 2024, the Company entered into a new consulting agreement with Erik Blum and J W Price LLC. Per the terms of the agreement, effective January 1, 2024, Mr. Blum is to be compensated $26,666 per month. In addition, the Company issued to Mr. Blum a convertible promissory note for all accrued compensation as of December 31, 2023. The note for $594,460 is non-interest bearing and convertible into shares of common stock at $0.00055 per share. During the year ended December 31, 2024, Mr. Blum converted $124,500 of accrued compensation into 81,990,740 shares of common stock. As of December 31, 2024 and 2023, there is $177,710 and $0 due to Mr. Blum, respectively, for accrued consulting services.

In October 2024, the Company exchanged $546,895 of debt and accrued interest for Series D Preferred Shares (“Preferred Shares”). The Company issued 55,000 shares of Series D Preferred Stock. The Preferred Shares shall convert into the Company’s common stock at a share price of the lesser of $0.005 or 65% of the average closing price in the preceding 90 trading sessions. The conversion of Preferred Shares to common stock is permitted after two years from Preferred Share issuance with a maximum of 4.99% per conversion.  As of the issuance date of these consolidated financial statements, the parties are currently amending the Series D Certificate of Designation to include a conversion floor price of $0.015 per share.

In June 2024, the Company agreed to settle obligations related to a convertible note issued on February 3, 2018, with an original principal of $1,087,500, which had been fully repaid, leaving $300,384 in accrued interest as of June 24, 2024. The investor forgave $150,384 of accrued interest and converted the remaining $150,000 into 15,000 shares of Series D Convertible Preferred Stock, effectively resolving all outstanding obligations related to the note.

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

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is a supplement to the accompanying consolidated financial statements and provides additional information on SMC Entertainment, Inc.’s (“SMC” or the “Company’) business, current developments, financial condition, cash flows and results of operations.

Overview

SMC Entertainment, Inc. (“SMC” or the “Company”) was incorporated in Nevada on January 23, 1998, under the name of Professional Recovery Systems, Ltd.

On December 12, 2022, the Company entered into a Rescission and Release Agreement with Genesis Financial, Inc (“GFL”), that effectively terminated its Stock Purchase Agreement that was executed on November 18, 2021. Per the terms of the Agreement GFL agreed to pay a rescission fee of $300,000, $50,000 of which was to be paid within 21 days and the balance within 60 days. As certain requirements to complete the acquisition were never completed, there was never a formal closing and the financial statements of the Company were never consolidated, the transaction has been unwound and is not reflected in the financial statements of the Company.

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

On January 7, 2025, we closed on the acquisition agreement dated November 2, 2024 (the “Acquisition Agreement”) with Bateau Asset Management Pty, Ltd., an Australia company and the Bateau Shareholders (“Bateau”), and the Shareholders of Bateau to purchase 100% of the outstanding ordinary shares of Bateau (the “Bateau Equity”).

Bateau is a boutique investment manager founded in 2016 based in Australia with offices in Singapore. Bateau follows an absolute-return investment philosophy and a multi-manager approach to investing.

Results of Operations

For the Years Ended December 31, 2024 Compared to December 31, 2023

Revenue

We had no revenue for the years ended December 31, 2024 or 2023.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2024, was $261,153 as compared to $246,317 for the year ended December 31, 2023, an increase of $14,836 or 6%. The increase in the current period is largely due to an increase in professional fees.

Compensation Expense – Related Party

Compensation expense – related party for the year ended December 31, 2024, was $465,800 as compared to $677,500 for the year ended December 31, 2023, a decrease of $211,700. The decrease is the result of a new consulting agreement for Ronald Hughes, that decreased his monthly compensation, as well as $1,800 in common stock issued for services in 2024 as compared to $103,500 in 2023.

Development Expense

During the year ended December 31, 2024, we had development expense of $71,300, which were payments to a third party contractor to develop our platform.

Other Income (Expense)

Total other expense for the year ended December 31, 2024, was $7,632,055 as compared to total other expense of $569,741 for the year ended December 31, 2023. In the current period we had interest expense of $301,111, a gain on extinguishment debt of $150,384, transaction expenses of an abandoned acquisition of $8,037,500 and a gain of $556,172 related to the change in fair value of derivatives. In the prior period we had interest expense of $56,770, a loss on conversion of convertible debt of $95,553, a gain on extinguishment debt of $70,125 and a loss of $487,543 related to the change in fair value of derivatives.

Net Loss

Our net loss for the year ended December 31, 2024, was $8,430,308 as compared with a net loss of $1,493,558 for the year ended December 31, 2023, an increase of $6,936,750. The increase in net operating loss is primarily due to transaction expenses of our abandoned acquisition, partially offset by lower operating expenses.

Liquidity and Capital Resources

As of December 31, 2024, our total current assets were $11,661 and our total current liabilities were $11,075,904, resulting in a working capital deficit of $11,064,243, compared to a working capital deficit of $3,626,130 as of December 31, 2023.

We suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard, we have historically raised additional capital through equity offerings and loan transactions.

Cash Flows

	Year Ended
	December 31,
	2024	2023
Net cash used in operating activities	$(195,955)	$(191,763)
Net cash provided by investing activities	$-	$-
Net cash provided by financing activities	$203,347	$193,682
Change in cash	$7,392	$1,919

For the year ended December 31, 2024, cash increased $7,392, compared to an increase in cash of $1,919 for the same period of 2023. The primary cash inflows during the year ended December 31, 2024, were net proceeds from loans payable of $206,347. The net loss from continuing operations of $8,430,308 was offset by total non-cash transactions of $7,375,911 (includes transaction expense of abandoned acquisition of $8,000,000) and a net cash inflow from changes in operating assets and liabilities of $858,442.

In order to improve our liquidity, we intend to pursue additional equity financing from private placement sales of our equity securities or shareholders’ loans. Issuance of additional shares will result in dilution to our existing shareholders. There is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to preserve our liquidity.

As of December 31, 2024, we had cash of $11,661 compared to $4,269 as of December 31, 2023.

Indebtedness

A summary of all the Company’s convertible loans is as follows.

	Date Issued	Maturity Date	Balance 12/31/2023		Additions	Conversions/ Payments	Balance 12/31/2024	Conversion Terms
Christopher Whitcomb	7/7/2016	7/7/2017	18%	$2,393	$-	$-	$2,393	(1)
Christopher Whitcomb	1/25/2017	1/25/2018	18%	$29,050	$-	$-	$29,050	(1)
Christopher Whitcomb	5/30/2017	5/30/2018	18%	$32,640	$-	$-	$32,640	(1)
Kanno Group Holdings ll Ltd	10/1/2019	10/1/2020	12%	$42,601	$-	$-	$42,601	$0.00466
Kanno Group Holdings ll Ltd	1/6/2020	1/6/2021	12%	$14,977	$-	$-	$14,987	$0.00615
Kanno Group Holdings ll Ltd	6/30/2020	6/30/2021	12%	$7,732	$-	$-	$7,732	$0.00615
Kanno Group Holdings ll Ltd	12/31/2020	12/31/2021	12%	$9,527	$-	$-	$9,527	$0.00185
Kanno Group Holdings ll Ltd	3/31/2021	3/31/2022	12%	$5,112	$-	$-	$5,112	$0.00628
Kanno Group Holdings ll Ltd	7/24/2021	7/24/2022	12%	$5,406	$-	$-	$5,406	$0.00603
Kanno Group Holdings ll Ltd	11/1/2021	11/1/2022	12%	$2,828	$-	$-	$2,828	$0.00544
Kanno Group Holdings ll Ltd	12/31/2021	12/31/2022	12%	$37,391	$-	$-	$37,391	$0.00509
Mammoth Corporation	1/12/2022	1/12/2023	12%	$231,652	$-	$(231,652)	$-	(3)
Mammoth Corporation	1/21/2022	1/21/2023	12%	$157,300	$-	$(157,300)	$-	(4)
Kanno Group Holdings ll Ltd	3/31/2022	3/31/2023	12%	$7,606	$-	$-	$7,606	$0.00222
Kanno Group Holdings ll Ltd	4/25/2022	4/25/2023	12%	$50,000	$-	$-	$50,000	$0.00206
Kanno Group Holdings ll Ltd	7/12/2022	7/12/2023	12%	$2,388	$-	$-	$2,388	$0.00163
Kanno Group Holdings ll Ltd	11/3/2022	11/3/2023	12%	$11,357	$-	$-	$11,357	$0.00167
Kanno Group Holdings ll Ltd	12/31/2022	12/31/2023	12%	$6,407	$-	$-	$6,407	$0.00096
Kanno Group Holdings ll Ltd	3/31/2023	3/31/2024	12%	$13,312	$-	$-	$13,312	$0.00054
Kanno Group Holdings ll Ltd	6/30/2023	6/30/2024	12%	$89,038	$-	$-	$89,038	$0.00084
Kanno Group Holdings ll Ltd	9/30/2023	9/30/2024	12%	$36,230	$-	$-	$36,230	$0.00042
Kanno Group Holdings ll Ltd	12/31/2023	9/30/2024	12%	$19,726	$-	$-	$19,726	$0.00035
Kanno Group Holdings ll Ltd	3/31/2024	3/31/2025	n/a	$-	$9,918	$-	$9,918	$0.0003
Kanno Group Holdings ll Ltd	6/30/2024	6/30/2025	n/a	$-	$67,584	$-	$67,584	$0.00117
ChainTrade, Ltd	5/30/2024	11/30/2025	5%	$-	$8,000,000	$-	$8,000,000	$1.00
Proactive Capital Partners	7/1/2024	demand	10%	$-	$35,000	-	$35,000	$0.002
Kanno Group Holdings ll Ltd	9/30/2024	9/30/2025	n/a	$-	$48,845	$-	$48,845	$0.0011
Proactive Capital Partners	11/12/2024	8/1/2025	10%	$-	$15,000	$-	$15,000	$0.001
Red Road Holdings Corp	12/6/2025	9/15/2024	12%	$-	$51,000	$-	$51,000	$(5)
Kanno Group Holdings ll Ltd	12/31/2024	12/31/2025	n/a	$-	$35,824	$-	$35,824	$0.00066
				$814,673	$8,263,171	$(388,952)	$8,688,892

Kanno Group Holdings ll Ltd – accrued interest	n/a	n/a	n/a	$339,077	$72,228	$(339,077)	$72,228
Other accrued interest	n/a	n/a	n/a	$87,458	$126,680	$-	$309,272
Less discount				$-	$-	$-	$(5,333)
Total convertible debt and accrued interest				$1,241,208	8,462,079	$(728,029)	$9,065,059

(1)	75% discount to the lowest closing price within the 60 previous trading sessions.
(2)	Note was assigned to Mammoth Corporation
(3)	Conversion rate depends on what part of the loan and when the conversion occurs.
(4)	50% of market price.
(5)	greater of 1) $0.0003, or 65% of the lowest trading price for 10 days prior to conversion date.

On July 16, 2024, Kanno agreed to forgive $150,384 of that amount due.  On December 30, 2024, Kanno converted $150,000 in accrued interest into 15,000 shares of Preferred D stock.

On December 30, 2024, Mammoth Corporation converted all amounts due into 55,000 shares of Preferred D stock.

All notes past their maturity date are considered to be default.

The following is a summary of the convertible notes:

	December 31,
	2024	2023
Total convertible notes, principal outstanding	$688,892	$814,673
Less: unamortized debt discount	(5,333)	-
Convertible notes - net of debt discount	$683,559	$814,673

	December 31,
	2024	2023
Convertible notes, principal - abandoned acquisition	$8,000,000	$-
Convertible notes, accrued interest - abandoned acquisition	235,617	-
Convertible notes and interest - abandoned acquisition	$8,235,617	$-

Convertible notes and interest – abandoned acquisition per the consolidated balance sheet represents the promissory note and accrued interest with ChainTrade, LTD (“ChainTrade”) pursuant to its May 2024 acquisition agreement (see Note 8).  The Company has abandoned this acquisition due to nonperformance of the seller, and is currently working to relieve itself of this obligation.

Going Concern

Our auditors have expressed substantial doubt as to our ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis. For the year ended December 31, 2024, the Company had a net loss of $8,430,308, had net cash used in operating activities of $195,955, and has an accumulated deficit of $26,223,870. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

As of December 31, 2024, the Company had no off-balance sheet arrangements.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 2 to our audited financial statements for the years ended December 31, 2024 and 2023. Certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our financial statements. In applying these policies, our management uses judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of market trends, information provided by our strategic partners and information available from other outside sources, as appropriate. Actual results may differ significantly from the estimates contained in our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 8. Financial Statements

New York Office: 805 Third Avenue New York, NY 10022 212.838-5100 www.rbsmllp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of SMC Entertainment, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SMC Entertainment, Inc. (the Company) as of December 31, 2024 and 2023 (restated), and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023 (restated), and the result of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the accompanying financial statements, the Company has suffered recurring losses from operations, generated negative cash flows from operating activities, has an accumulated deficit and has stated that substantial doubt exists about Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RBSM LLP

We have served as the Company’s auditor since 2024.

New York, NY

April 15, 2025

PCAOB ID: 587

New York, NY   Washington DC   Mumbai & Pune, India   Boca Raton, FL

Houston, TX   San Francisco, CA   Las Vegas, NV   Beijing, China   Athens, Greece

Member: ANTEA International with affiliated offices worldwide

SMC ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
		(Restated)
ASSETS
Current assets:
Cash	$11,661	$4,269
Total current assets	11,661	4,269
Intangible assets	64,194	64,194
Total assets	$75,855	$68,463

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$139,631	$87,887
Accrued compensation - related parties	615,585	1,486,335
Due to related party	17,625	22,394
Notes payable – related parties	1,111,460	-
Convertible notes - net of debt discount	683,559	814,673
Convertible notes and interest - abandoned acquisition	8,235,617	-
Accrued interest	145,883	426,535
Derivative liability	126,544	792,575
Total liabilities	11,075,904	3,630,399

Commitments and contingencies

Stockholders' deficit:
Series A preferred stock, $0.001 par value, 1,000,000 shares authorized, 0 and 990,346 shares issued and outstanding as of December 31, 2024 and 2023, respectively	-	990
Series B preferred stock, $10.00 par value, 4,500,000 shares authorized, 2,500,000 shares issued and outstanding as of both December 31, 2024 and 2023	32,500	32,500
Series C preferred stock, $0.001 par value, 25,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2024 and 2023, respectively	-	-
Series D preferred stock, $0.001 par value, 100,000 shares authorized, 70,000 and 0 shares issued and outstanding as of December 31, 2024 and 2023, respectively	70	-
Common stock, $0.001 par value, 3,000,000,000 shares authorized, 1,352,951,483 and 1,379,960,743 shares issued and outstanding as of December 31, 2024 and 2023, respectively	1,352,952	1,379,961
Common stock to be issued	-	22,000
Additional paid-in capital	13,838,299	12,796,175
Accumulated deficit	(26,223,870)	(17,793,562)
Total stockholders' deficit	(11,000,049)	(3,561,936)
Total liabilities and stockholders' deficit	$75,855	$68,463

The accompanying notes are an integral part of these consolidated financial statements.

SMC ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2024	2023
Revenue	$-	$-

Operating expenses:
General and administrative	261,153	246,317
Compensation expense – related party	465,800	677,500
Development expense	71,300	-
Total operating expenses	798,253	923,817

Loss from operations	(798,253)	(923,817)

Other income (expense):
Interest expense	(301,111)	(56,770)
Transaction expense - abandoned acquisition	(8,037,500)	-
Gain on extinguishment of debt	150,384	70,125
Gain (loss) on conversion of debt	-	(95,553)
Change in fair value of derivative	556,172	(487,543)
Total other income (expense), net	(7,632,055)	(569,741)

Net loss	$(8,430,308)	$(1,493,558)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)

Weighted average common shares outstanding - basic and diluted	1,391,069,342	1,179,815,585

The accompanying notes are an integral part of these consolidated financial statements.

SMC ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2024 and 2023 (restated)

	Series A		Series B		Series C		Series D				Additional	Common stock		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	To be	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	Deficit

Balances at December 31, 2022 (as restated)	990,346	$990	-	$-	-	$-	-	$-	962,535,830	$962,536	$12,657,620	$23,500	$(16,300,004)	$(2,655,358)
Common stock issued for conversion of debt	-	-	-	-	-	-	-	-	280,900,000	280,900	132,580	-	-	413,480
Common stock issued for services – related party	-	-	-	-	-	-	-	-	100,000,000	100,000	(10,000)	13,500	-	103,500
Common stock issued for services	-	-	-	-	-	-	-	-	36,524,913	36,525	15,975	(15,000)	-	37,500
Preferred stock issued for acquisition	-	-	2,500,000	32,500	-	-	-	-	-	-	-	-	-	32,500
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(1,493,558)	(1,493,558)
Balance at December 31, 2023	990,346	990	2,500,000	32,500	-	-	-	-	1,379,960,743	1,379,961	12,796,175	22,000	(17,793,562)	(3,561,936)
Preferred stock D issued for conversion of debt and accrued interest	-	-	-	-	-	-	70,000	70	-	-	696,825	-	-	696,895
Common stock issued for services – related party	-	-	-	-	-	-	-	-	19,000,000	19,000	4,800	(22,000)	-	1,800
Common stock issued for accrued compensation	-	-	-	-	-	-	-	-	128,990,740	128,991	89,509	-	-	218,500
Common stock issued for services	-	-	-	-	-	-	-	-	75,000,000	75,000	-	-	-	75,000
Cancellation of Series A preferred	(990,346)	(990)	-	-	-	-	-	-	-	-	990	-	-	-
Common stock cancelled	-	-	-	-	-	-	-	-	(250,000,000)	(250,000)	250,000	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(8,430,308)	(8,430,308)
Balance at December 31, 2024	-	$-	2,500,000	$32,500	-	$-	70,000	$70	1,352,951,483	$1,352,952	$13,838,299	$-	$(26,223,870)	$(11,000,049)

The accompanying notes are an integral part of these consolidated financial statements.

SMC ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(8,430,308)	$(1,493,558)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	5,667	-
Common stock issued for services – related party	1,800	103,500
Common stock issued for services	75,000	37,500
Change in fair value of derivative	(556,172)	487,543
Transaction expense - abandoned acquisition	8,000,000	-
Gain on extinguishment of debt	(150,384)	(70,125)
Gain / loss on conversion of debt	-	95,553
Changes in operating assets and liabilities:
Prepaid expenses	-	6,000
Accounts payable and accrued liabilities	51,744	(875)
Accrued interest	349,257	84,199
Accrued compensation - related party	457,441	558,500
Net cash used in operating activities	(195,955)	(191,763)
Cash flows from financing activities:
Cash overdraft assumed with acquisition	-	(425)
Repayment - related parties	(3,000)	-
Proceeds from loan – related party	-	5,000
Proceeds from loans	206,347	189,107
Net cash provided by financing activities	203,347	193,682
Net change in cash and cash equivalents	7,392	1,919
Cash at beginning of year	4,269	2,350
Cash at end of year	$11,661	$4,269

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for accrued compensation	$218,500	$-
Notes payable – related parties issued for accrued compensation	$1,111,460	$-
Preferred stock D issued for conversion of debt and accrued interest	$696,895	$-
Intangible assets acquired in business combination	$-	$64,194
Debt converted to common stock	$-	$86,560

The accompanying notes are an integral part of these consolidated financial statements.

SMC ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

December 31, 2024

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

On January 7, 2025, the Company completed closing on the acquisition agreement dated November 2, 2024 (the “Acquisition Agreement”) with Bateau Asset Management Pty, Ltd., an Australia company and the Bateau Shareholders (“Bateau”), and the Shareholders of Bateau to purchase 100% of the outstanding ordinary shares of Bateau (the “Bateau Equity”).   See Note 11.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates and judgments are based on historical information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Significant estimates include the fair value for derivatives, calculations used for stock based compensation, fair value of net assets acquired in a business combination and the estimate of the valuation allowance on deferred taxes. Actual results could differ from those estimates.

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount (“FDIC”).

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of December 31, 2024 and 2023.

Intangible Assets

The Company accounts for its intangible assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 350-30, General Intangibles Other Than Goodwill. ASC Subtopic 350-30, which requires assets to be measured based on the fair value of the consideration given or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and, thus, more reliably measurable. Under ASC Subtopic 350-30 any intangible asset with a useful life is required to be amortized over that life and the useful life is to be evaluated every reporting period to determine whether events or circumstances warrant a revision to the remaining period of amortization. If the estimate of useful life is changed the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. Costs to renew or extend the term of an intangible assets are recognized as an expense when incurred.

Basic and Diluted Earnings Per Share

Net income (loss) per common share is computed pursuant to ASC 260-10-45. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. As of December 31, 2024, there are 1,876,876,877 and 44,400,267 potentially dilutive shares from Series B and Series D preferred stock, respectively and 2,754,311,946 potentially diluted shares from convertible debt. As of December 31, 2023, there are 4,480,286,738 and 2,063,220,833 potentially dilutive shares from Series B and Series A preferred stock, respectively, and 1,804,018,476 potentially dilutive shares from convertible debt. Diluted amounts are not presented when the effect of the computations are anti-dilutive due to the losses incurred. Accordingly, there is no difference in the amounts presented for basic and diluted loss per share.

The Company is aware that the current number of potentially dilutive common shares exceeds its authorized shares and has taken the appropriate steps to remediate the situation.

Stock-Based Compensation

We account for equity-based transactions with employees and non-employees under the provisions of FASB ASC Topic 718, “Compensation – Stock Compensation” (Topic 718), which establishes that equity-based payments to employees and non-employees are recorded at the grant date fair value of the equity instruments the entity is obligated to issue when the employees and non-employees have rendered the requisite service and satisfied any other conditions necessary to earn the right to benefit from the instruments. Topic 718 also states that observable market prices of identical or similar equity or liability instruments in active markets are the best evidence of fair value and, if available, should be used as the basis for the measurement for equity and liability instruments awarded in these share-based payment transactions. However, if observable market prices of identical or similar equity or liability instruments are not available, the fair value shall be estimated by using a valuation technique or model that complies with the measurement objective, as described in FASB ASC Topic 718.

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

Derivative Financial Instruments

The Company evaluates all its contracts to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.

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

The following table classifies the Company’s asset measured at fair value on a recurring basis into the fair value hierarchy as of December 31, 2024:

Description	Level 1	Level 2	Level 3
Derivative liability	$-	$-	$126,544
Total	$-	$-	$126,544

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of December 31, 2023:

Description	Level 1	Level 2	Level 3
Derivative liability	$-	$-	$792,575
Total	$-	$-	$792,575

Segment Information

In accordance with ASC 280, Segment Reporting (“ASC 280”), we identify our operating segments according to how our business activities are managed and evaluated. As of December 31, 2024 our operating segments included: Corporate and Fyniti. Each operating segment currently reports to the Chief Executive Officer, the chief operating decision-maker. The results of our operating segments are aggregated into one reportable segment. All of the operating segments have met the aggregation criteria and have been aggregated and are presented as one reportable segment, as permitted by ASC 280. We continually monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments.

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

Recently issued accounting pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis, primarily disclosure of significant segment expense categories and amounts for each reportable segment. The new standard is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 in the annual financial statements for the year ended December 31, 2024, and for interim periods beginning in 2025. The adoption of ASU 2023-07 did not have a significant impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which requires greater disaggregation of income tax disclosures related to the income tax reconciliation and income taxes paid. The amendments improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The new standard is effective for annual periods beginning after December 15, 2024, and early adoption is permitted. The Company believes the amendments of ASU 2023-09 will not have a significant impact on the Company’s consolidated financial statements and will include all required disclosures upon adoption.

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

NOTE 3 — GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses since inception, has an accumulated deficit of $26,223,870 at December 31, 2024 and has no assurance of future profitability. The Company will continue to require financing from external sources to finance its operating and investing activities until sufficient positive cash flows from operations can be generated. There is no assurance that financing or profitability will be achieved, accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 4 — CONVERTIBLE NOTES PAYABLE

A summary of all the Company’s convertible loans is as follows.

	Date Issued	Maturity Date	Balance 12/31/2023		Additions	Conversions/ Payments	Balance 12/31/2024	Conversion Terms
Christopher Whitcomb	7/7/2016	7/7/2017	18%	$2,393	$-	$-	$2,393	(1)
Christopher Whitcomb	1/25/2017	1/25/2018	18%	$29,050	$-	$-	$29,050	(1)
Christopher Whitcomb	5/30/2017	5/30/2018	18%	$32,640	$-	$-	$32,640	(1)
Kanno Group Holdings ll Ltd	10/1/2019	10/1/2020	12%	$42,601	$-	$-	$42,601	$0.00466
Kanno Group Holdings ll Ltd	1/6/2020	1/6/2021	12%	$14,977	$-	$-	$14,977	$0.00615
Kanno Group Holdings ll Ltd	6/30/2020	6/30/2021	12%	$7,732	$-	$-	$7,732	$0.00615
Kanno Group Holdings ll Ltd	12/31/2020	12/31/2021	12%	$9,527	$-	$-	$9,527	$0.00185
Kanno Group Holdings ll Ltd	3/31/2021	3/31/2022	12%	$5,112	$-	$-	$5,112	$0.00628
Kanno Group Holdings ll Ltd	7/24/2021	7/24/2022	12%	$5,406	$-	$-	$5,406	$0.00603
Kanno Group Holdings ll Ltd	11/1/2021	11/1/2022	12%	$2,828	$-	$-	$2,828	$0.00544
Kanno Group Holdings ll Ltd	12/31/2021	12/31/2022	12%	$37,391	$-	$-	$37,391	$0.00509
Mammoth Corporation	1/12/2022	1/12/2023	12%	$231,652	$-	$(231,652)	$-	(3)
Mammoth Corporation	1/21/2022	1/21/2023	12%	$157,300	$-	$(157,300)	$-	(4)
Kanno Group Holdings ll Ltd	3/31/2022	3/31/2023	12%	$7,606	$-	$-	$7,606	$0.00222
Kanno Group Holdings ll Ltd	4/25/2022	4/25/2023	12%	$50,000	$-	$-	$50,000	$0.00206
Kanno Group Holdings ll Ltd	7/12/2022	7/12/2023	12%	$2,388	$-	$-	$2,388	$0.00163
Kanno Group Holdings ll Ltd	11/3/2022	11/3/2023	12%	$11,357	$-	$-	$11,357	$0.00167
Kanno Group Holdings ll Ltd	12/31/2022	12/31/2023	12%	$6,407	$-	$-	$6,407	$0.00096
Kanno Group Holdings ll Ltd	3/31/2023	3/31/2024	12%	$13,312	$-	$-	$13,312	$0.00054
Kanno Group Holdings ll Ltd	6/30/2023	6/30/2024	12%	$89,038	$-	$-	$89,038	$0.00084
Kanno Group Holdings ll Ltd	9/30/2023	9/30/2024	12%	$36,230	$-	$-	$36,230	$0.00042
Kanno Group Holdings ll Ltd	12/31/2023	9/30/2024	12%	$19,726	$-	$-	$19,726	$0.00035
Kanno Group Holdings ll Ltd	3/31/2024	3/31/2025	n/a	$-	$9,918	$-	$9,918	$0.0003
Kanno Group Holdings ll Ltd	6/30/2024	6/30/2025	n/a	$-	$67,584	$-	$67,584	$0.00117
ChainTrade, Ltd	5/30/2024	11/30/2025	5%	$-	$8,000,000	$-	$8,000,000	$1.00
Proactive Capital Partners	7/1/2024	demand	10%	$-	$35,000	-	$35,000	$0.002
Kanno Group Holdings ll Ltd	9/30/2024	9/30/2025	n/a	$-	$48,845	$-	$48,845	$0.0011
Proactive Capital Partners	11/12/2024	8/1/2025	10%	$-	$15,000	$-	$15,000	$0.001
Red Road Holdings Corp	12/6/2025	9/15/2024	12%	$-	$51,000	$-	$51,000	$(5)
Kanno Group Holdings ll Ltd	12/31/2024	12/31/2025	n/a	$-	$35,824	$-	$35,824	$0.00066
				$814,673	$8,263,171	$(388,952)	$8,688,892

Kanno Group Holdings ll Ltd – accrued interest	n/a	n/a	n/a	$339,077	$72,228	$(339,077)	$72,228
Other accrued interest	n/a	n/a	n/a	$87,458	$221,814	$-	$309,272
Less discount				$-	$-	$-	$(5,333)
Total convertible debt and accrued interest				$1,241,208	$8,557,213	$(728,029)	$9,065,059

(1)	25% discount to the lowest closing price within the 60 previous trading sessions.
(2)	Note was assigned to Mammoth Corporation
(3)	Conversion rate depends on what part of the loan and when the conversion occurs.
(4)	50% of market price.
(5)	greater of 1) $0.0003, or 65% of the lowest trading price for 10 days prior to conversion date.

On July 16, 2024, Kanno agreed to forgive $150,384 of that amount due.  On December 30, 2024, Kanno converted $150,000 in accrued interest into 15,000 shares of Preferred D stock.

On December 30, 2024, Mammoth Corporation converted all amounts due into 55,000 shares of Preferred D stock.

During the year ended December 31, 2023, the Company recognized a gain on extinguishment of debt of $70,125  for principal and interest due to FV Investments. The debt owed was considered time barred debt that had exceeded the stature of limitations for collectability.

All notes past their maturity date are considered to be in default.

The following is a summary of the convertible notes:

	December 31,
	2024	2023
Total convertible notes, principal outstanding	$688,892	$814,673
Less: unamortized debt discount	(5,333)	-
Convertible notes - net of debt discount	$683,559	$814,673

	December 31,
	2024	2023
Convertible notes, principal - abandoned acquisition	$8,000,000	$-
Convertible notes, accrued interest - abandoned acquisition	235,617	-
Convertible notes and interest - abandoned acquisition	$8,235,617	$-

Convertible notes and interest – abandoned acquisition per the consolidated balance sheet represents the promissory note and accrued interest with ChainTrade, LTD (“ChainTrade”) pursuant to its May 2024 acquisition agreement (see Note 8).  The Company has abandoned this acquisition due to nonperformance of the seller, and is currently working to relieve itself of this obligation.

Derivative Liability

A summary of the activity of the derivative liability for the notes above is as follows:

Derivative
Liability
Balance at December 31, 2022	$536,399
Decrease to derivative due to conversion	(231,367)
Derivative loss due to mark to market adjustment	487,543
Balance at December 31, 2023	792,575
Decrease to derivative due to conversion	(109,859)
Derivative gain due to mark to market adjustment	(556,172)
Balance at December 31, 2024	$126,544

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy as of December 31, 2024, is as follows:

	December 31,		Initial
Inputs	2024	2023	Valuation
Stock price	$0.0015	$0.0006	$0.006 - $0.0115
Conversion price	0.0007 - $0.0008	$0.0005	$0.0016 - $0.0098
Volatility (annual)	145.76% - 213.52%	191.89%	163.53% - 214.94%
Risk-free rate	4.73% - 4.24%	5.40%	0.39% - 1.55%
Dividend rate	-	-	-
Years to maturity	0.25 - 0.51	0.25	1

The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management.

NOTE 5 — COMMON STOCK

During the first quarter of 2023, the Company granted 10,456,371 shares of common stock to a service provider for services. The shares were valued at the closing stock price on the date of grant for total non-cash stock compensation expense of $15,000. In addition, 6,750,000 shares of common stock that were due to be issued as of December 31, 2022, were issued by the transfer agent in 2023.

During the second quarter of 2023, the Company granted 19,318,182 shares of common stock to a service provider for services. The shares were valued at the closing stock price on the date of grant for total non-cash stock compensation expense of $15,000.

During the year ended December 31, 2023, Kanno Group Holdings converted $208,800 of debt into 127,000,000 shares of common stock.

During the year ended December 31, 2023, Christopher Whitcomb converted $65,000 of debt into 50,000,000 shares of common stock.

During the year ended December 31, 2023, Mammoth converted $139,680 of debt into 103,900,000 shares of common stock.

As noted in Note 7, on August 1, 2023, the Company issued 100,000,000 shares of common stock to JW Price for services.

On August 14, 2023, the Company amended its Articles of Incorporation increasing its authorized common shares to 3,000,000,000 (3 Bil).

During the first quarter of 2024, the Company granted 75,000,000 shares of common stock to a service provider. The shares were valued at $0.001 per share, the closing stock price on the date of grant, for total non-cash stock compensation expense of $75,000.

During the second quarter of 2024, the Company issued 7,000,000 shares of common stock pursuant to conversion of accrued compensation of $14,000. The shares were valued at $0.002, the closing stock price on the date of grant.

On June 7, 2024, the Company cancelled 250,000,000 shares of common stock as no consideration was provided.

On March 25, 2024, the Company issued 9,500,000 shares of common stock to Ronald Hughes for services. 1,000,000 shares are shares earned in the current period. Those shares were valued at $0.0006, the closing price on the date of grant, for total non-cash compensation expense of $600.

On March 31, 2024, the Company entered into a new consulting agreement with Ronald Hughes and North Arm Capital LLC. Per the terms of the agreement, effective January 1, 2024, Mr. Hughes is to be compensated $5,000 per month. In addition, the Company issued to Mr. Hughes a convertible promissory note for all accrued compensation as of December 31, 2023. The note for $517,000 is non-interest bearing and convertible into shares of common stock at $0.0006 per share. On June 15, 2024, Mr. Hughes converted $25,000 of accrued compensation into 12,500,000 shares of common stock. As of December 31, 2024 and 2023, there is $35,000 and $461,000 due to Mr. Hughes, respectively, for accrued consulting services.

On March 25, 2024, the Company issued 9,500,000 shares of common stock to JW Price LLC. 2,000,000 shares are for shares earned in the current period. Those shares were valued at $0.0006, the closing price on the date of grant, for total non-cash compensation expense of $1,200.

On March 31, 2024, the Company entered into a new consulting agreement with Erik Blum and J W Price LLC. Per the terms of the agreement, effective January 1, 2024, Mr. Blum is to be compensated $26,666 per month. In addition, the Company issued to Mr. Blum a convertible promissory note for all accrued compensation as of December 31, 2023. The note for $594,460 is non-interest bearing and convertible into shares of common stock at $0.00055 per share. During the year ended December 31, 2024, Mr. Blum converted $124,500 of accrued compensation into 81,990,740 shares of common stock. As of December 31, 2024 and 2023, there is $177,710 and $594,460 due to Mr. Blum, respectively, for accrued consulting services.

On December 26, 2023, Xuqiang (Adam) Yang, was appointed as Chief Financial Officer (“CFO”) of the Company to replace Mr. Blum, who was serving as the Interim CFO. Per the terms of the consulting agreement to serve as the Company’s CFO Mr. Yang will be compensated $7,000 per month, beginning November 1, 2023. On June 15, 2024, Mr. Yang converted $55,000 of accrued compensation into 27,500,000 shares of common stock. As of December 31, 2024 and 2023, there is $42,000 and $14,000 due to Mr. Yang, respectively, who resigned as CFO in January 2025.

NOTE 6 — PREFERRED STOCK

Series A Preferred Stock

The Company has 1,000,000 shares of preferred stock designated as Series A. The Series A preferred stock, par value $0.001, is entitled to dividends, if declared, and are convertible into common stock by dividing the issue price of $1.00 by a 20% discount to the current market price.

As of December 31, 2024, all outstanding shares of Series A have been cancelled as the shares were never physically received by the transfer agent and no consideration was ever provided for these shares.

Series B Preferred Stock

On December 16, 2021, the Company amended its Articles of Incorporation, creating a series of Preferred Stock designating 4,500,000 shares of Series B Convertible Preferred Stock, par value $10.00 per share. The Series B preferred stock are entitled to dividends, if declared, and are convertible into common stock at a discount of 10% to the preceding ten day weighted average price. In 2023, the preferred stock designation was amended and restated as to the conversion terms, which now read that one share of the preferred stock is convertible into 10 share of common stock.

On April 21, 2023, the Company completed its acquisition of AI-enabled wealth management technology platform provider, Fyniti Global Equities EBT Inc. (“Fyniti”) for 2,500,000 shares of Series B $10.00 Preferred Stock.

As of December 31, 2024 and 2023, there were 2,500,000 shares of Series B Preferred Stock outstanding.

Series C Preferred Stock

On November 6, 2024, the Company Amended its Articles of Incorporation to authorize and designate 25,000,000 shares of Series C Preferred Stock (“Series C”), par value $0.001. The Series C has a stated value of $1.00, has no voting rights and converts into shares of common stock of one for one.

Series D Preferred Stock

On October 25, 2024, the Company Amended its Articles of Incorporation to authorize and designate 100,000 shares of Series D Preferred Stock (“Series D”), par value $0.001. The Series D has a stated value of $10.00, has no voting rights and converts into shares of common stock at the rate of 65% of the lowest trade during the ninety trading days prior to the conversion date.  As of the issuance date of these consolidated financial statements, the parties have agreed to and the company is currently amending the Series D Certificate of Designation to include a conversion floor price of $0.015 per share.

In October 2024, the Company exchanged $546,895 of debt and accrued interest for 55,000 shares of Series D stock.

On December 30, 2024, Kanno converted $150,000 in accrued interest into 15,000 shares of Series D stock.

As of December 31, 2024, there were 70,000 shares of Series D preferred stock outstanding.

NOTE 7 — RELATED PARTY TRANSACTIONS

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

On March 31, 2024, the Company entered into a new consulting agreement with Ronald Hughes and North Arm Capital LLC. Per the terms of the agreement, effective January 1, 2024, Mr. Hughes is to be compensated $5,000 per month. In addition, the Company issued to Mr. Hughes a convertible promissory note for all accrued compensation as of December 31, 2023. The note for $517,000 is non-interest bearing and convertible into shares of common stock at $0.0006 per share. On June 15, 2024, Mr. Hughes converted $25,000 of accrued compensation into 12,500,000 shares of common stock. As of December 31, 2024 and 2023, there is $35,000 and $461,000 due to Mr. Hughes, respectively, for accrued consulting services.

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

On March 31, 2024, the Company entered into a new consulting agreement with Erik Blum and J W Price LLC. Per the terms of the agreement, effective January 1, 2024, Mr. Blum is to be compensated $26,666 per month. In addition, the Company issued to Mr. Blum a convertible promissory note for all accrued compensation as of December 31, 2023. The note for $594,460 is non-interest bearing and convertible into shares of common stock at $0.00055 per share. During the year ended December 31, 2024, Mr. Blum converted $124,500 of accrued compensation into 81,990,740 shares of common stock. As of December 31, 2024 and 2023, there is $177,710 and $594,460 due to Mr. Blum, respectively, for accrued consulting services.

On December 26, 2023, Xuqiang (Adam) Yang, was appointed as Chief Financial Officer (“CFO”) of the Company to replace Mr. Blum, who was serving as the Interim CFO. Per the terms of the consulting agreement to serve as the Company’s CFO Mr. Yang will be compensated $7,000 per month, beginning November 1, 2023. On June 15, 2024, Mr. Yang converted $55,000 of accrued compensation into 27,500,000 shares of common stock. As of December 31, 2024 and 2023, there is $42,000 and $14,000 due to Mr. Yang, respectively, who resigned as CFO in January 2025.

The following is a summary of notes payable to related parties as of December 31, 2024:

Convertible note to Mr. Hughes for accrued compensation
as of December 31, 2024. Non-interest bearing and convertible
into shares of common stock at $0.0006 per share.	$517,400

Convertible note to Mr. Blum for accrued compensation
as of December 31, 2024. Non-interest bearing and convertible
into shares of common stock at $0.00055 per share.	594,460
$1,111,860

NOTE 8 — ACQUISITIONS

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

Purchase Price Allocation

Consideration
Consideration issued	$32,500
Identified assets, liabilities, and noncontrolling interest
Intangible assets – developed technology	64,194
Cash overdraft	(425)
Accounts payable	(29,500)
Accrued expenses	(1,769)
Total identified assets, liabilities, and noncontrolling interest	32,500
Excess purchase price allocated to goodwill	$-

In connection with the Fyniti acquisition, the Company identified intangible assets of $64,194 pertaining to developed technology of the Fyniti platform.  The developed technology will be amortized over an estimated useful life of 3 years when placed in service, which is expected in 2025.

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

As of December 31, 2024, the Company had not received any ChainTrade assets pursuant to the Acquisition Agreement. On January 12, 2025, Mr. Bryan Feinberg resigned from his position as Director of the Company.  The Company has abandoned this acquisition due to non-performance of the seller, and is currently working to relieve itself of this obligation.

NOTE 9 — INCOME TAXES

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

Net deferred tax assets consist of the following components as of December 31:

	2024	2023
Federal income tax benefit attributable to:
Current operations	$222,991	$325,000
Less: valuation allowance	(222,991)	(325,000)
Net provision for Federal income taxes	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended December 31, due to the following:

	2024	2023
Deferred Tax Assets:
NOL Carryover	$3,744,578	$3,521,587
Less: valuation allowance	(3,744,578)	(3,521,587)
Net deferred tax assets	$-	$-

At December 31, 2024, the Company had net operating loss carry forwards of approximately $17,831,000 that may be offset against future taxable income. NOLs from tax years up to 2018 can be carried forward twenty years. Under the CARES Act, the Company can carry forward NOLs indefinitely for NOLs generated in a tax year beginning after 2018, that remain after they are carried back to tax years in the five-year carryback period. No tax benefit has been reported in the December 31, 2024, financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2020.

NOTE 10 – RESTATEMENT

The consolidated financial statements for the year ended December 31, 2023 are being restated to correct the accounting for certain balance sheet accounts.

Per ASC 250-10 Accounting Changes and Error Corrections, the balance sheet and statement of changes in stockholders’ deficit has been restated for the following:

	As Reported	Adjustment		As Restated
Receivable	$300,000	$(300,000)	(1)	$-
Total current assets	$307,269	$(303,000)	(1)	$4,269
Goodwill	$64,194	$(64,194)	(2)	$-
Intangible assets	$-	$64,194	(2)	$64,194
Total assets	$371,463	$(303,000)	(1)	$68,463
Accumulated deficit	$(17,560,687)	$(232,875)	(1)	$(17,793,562)
Total stockholders' deficit	$(3,329,061)	$(232,875)	(1)	$(3,561,936)
Total liabilities and stockholders' deficit	$371,463	$(303,000)	(1)	$68,463

(1)	Receivable was determined to be uncollectible. The Company wrote off this balance as of December 31, 2022.

(2)	This balance was identified as intangible assets acquired pursuant to the Fyniti acquisition, and therefore reclassification was made from goodwill as previously reported.

NOTE 11 — SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, Subsequent Events, from the balance sheet date through the date the consolidated financial statements were issued and has determined that there are the following material subsequent events.

On November 2, 2024, the Company entered into an Acquisition Agreement (the “Bateau Acquisition Agreement”) with Bateau Asset Management Pty, Ltd., an Australia company (“Bateau”), and the Shareholders of Bateau to purchase 100% of the outstanding ordinary shares of Bateau (the “Bateau Equity”). Under the terms of the Acquisition Agreement, the Company will purchase Bateau Equity for the issuance to Bateau of 14,000,000 shares of the Company’s Series C Preferred Stock and two convertible promissory notes, each in the principal amount of $1,000,000 (the “Notes”), carrying 5% interest, which are convertible into shares of the Company’s Common Stock at $1 per share. The closing of the Acquisition is pending the completion of customary due diligence by both parties, which is expected to be completed within 10 days. The Company closed on the Bateau Acquisition on January 9, 2025.

On January 6, 2025, Xuqiang (Adam) Yang resigned from his position as Chief Financial Officer.  His resignation was not due to any disagreement between Mr. Yang and the Company.  His departure was not related to the operations, policies or practices of the Company or any issues regarding accounting policies or practices.

On January 9, 2025, the Company received $56,000 as a note payable.  The note matures on October 30, 2025, pays interest at 12% and is convertible at the greater of $0.0003 or at a discount to market price of 35%.

On January 12, 2025, Bryan Feinberg resigned from his position as Director of the Company.  Mr. Feinberg’s resignation is not the result of a disagreement with SMC, and he continues to work with us as a consultant.

On January 17, 2025, Eric Sherb was appointed as the Company’s Chief Financial Officer.

On November 26, 2024, Jayakumar Gopalan resigned as the Company’s Chief Technical Officer and Director.  He remains President of our wholly-owned subsidiary, Fyniti Global Equities EBT.  His resignation was not due to any disagreement with the Company.

On March 5, 2025, the Company formed FYNX, Inc., a Nevada corporation, which is the Company’s wholly-owned subsidiary (“FYNX”).  On March 7, FYNX entered into  an Assignment Agreement with Plato Technologies, Inc. (“Plato”), the majority holder of the equity in Chaintrade, under which Plato assigned all of its right, title and interest in Chaintrade to FYNX in exchange for a mutual release of claims.  Upon the execution of the Assignment Agreement, FYNX acquired majority voting control of Chaintrade and became Chaintrade’s Manager.

On March 17, 2025, the Company filed a lawsuit (Case No. A-25-914825-C) in the District Court of Clark County Nevada, against Chaintrade  and FYNX, related to certain representations and warranties made by Chaintrade in the Acquisition Agreement.  Chaintrade and FYNX accepted service of the complaint on March 24, 2025.  As of the filing date of this report, the parties are finalizing terms of settlement, but no outcome has been determined in the above case.

On March 25, 2025, in connection with the Chaintrade transaction, Paul Couture was terminated from his position as Chief Technology Officer of the Company.

Through the issuance date, the Company has issued 55,793,129 shares of common stock pursuant to conversion of notes payable and accrued interest.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of December 31, 2024. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) as set forth in its Internal Control - Integrated Framework. This assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

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

These control deficiencies to our 2024 annual financial statements could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly, we have determined that this control deficiency constitutes a material weakness.

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

Changes in Internal Controls over Financial Reporting

During the year ended December 31, 2024, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Name	Current Age	Position
Erik Blum	59	President, and Chief Executive Officer (Principal Executive Officer) (Appointed President on November 15, 2021, and later Director on May 16, 2023).
Ronald E. Hughes	62

VP Communications as of May 13, 2020. Chief Operating Officer and Chairman of the Board of Directors (Served as Chairman and Director, Chief Executive Officer and Chief Financial Officer from October 1, 2021, until being appointed as Chief Operating Officer on November 15, 2021).

Eric Sherb	38	Chief Financial Officer, appointed on January 17, 2025.
Jayakumar Gopalan	46	Former Chief Technical Officer and Director (Appointed on May 16, 2023 and Resigned on November 26, 2024). Current President of the Company’s subsidiary, Fyniti Global Equities EBT.
Xuqiang (Adam) Yang	41	Former Chief Financial Officer (Appointed on December 23, 2023. and resigned on January 6, 2025).
Paul Couture		Former Chief Technology Officer (Appointed June 25, 2024, and terminated on March 25, 2025).
Bryan Feinberg		Former Director (Appointed June 25, 2024 and resigned on January 12, 2025).

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

Eric Sherb, Chief Financial Officer

On January 17, 2025, Mr. Eric Sherb, CPA, of EMS Consulting Services, was appointed as the Company’s Chief Financial Officer.  Mr. Sherb is a CPA with 19 years of experience in accounting advisory, auditing and mergers and acquisitions. He began his career at PricewaterhouseCoopers, where he worked as a senior associate from July 2008 to January 2013. Mr. Sherb has several years’ experience in mid-size audit and consulting firms with clients in a variety of industries. Following his time at PricewaterhouseCoopers, Mr. Sherb served as Audit Manager at RBSM LLP, and Senior Manager at CFGI. Since October 2018, Eric has been a founder and owner of EMS Consulting Services, LLC. He has extensive experience in financial reporting for pre-revenue startups to large public entities, including bookkeeping, consolidation, financial statement preparation and analysis, management and investor reporting, financial modeling and audit and IPO readiness. Mr. Sherb has provided technical advisory on complex transactions, including debt/equity financings, business combinations, revenue recognition, lease arrangements, etc. Mr. Sherb has helped clients establish and improve financial operations, including system implementation, compensation structures and the creation of accounting policies and processes. Mr. Sherb graduated with a Bachelor of Business Administration from Emory University in Accounting and Finance.   As SMCE is a fully reporting company, Mr. Sherb is well qualified to help the management transition into our next phase of development.

Jayakumar Gopalan, Former Chief Technical Officer and Director

Mr. Gopalan served as our Chief Technical Officer and Director from May 16, 2023 to November 26, 2024.  He remains President of continues to lead our wholly-owned subsidiary, Fyniti Global Equities EBT as its President. He entrepreneurial executive experience nearing 25 years, Mr. Gopalan has a diverse resume, including Electronic Trading, Brokerage Trade Processing, Settlement Administration, Wealth Management along with Technology Expertise, Artificial Intelligence, Big Data and Analytics. From April 2012 to 2015, Mr. Gopalan was the Principal Architect of back-office management systems as VP Bank of New York Mellon. He then became VP of Technology at Netomi (formerly MSG.AI) from July 2015 to September of 2019, creating and scaling the engineering team to build Artificial Intelligence Technology. In March of 2020, he became VP of Sett & Lucas Fund in Dallas Texas, where he oversaw the Trading Systems, Research and Compliance until June of 2021. Beginning in October of 2019 and concurrently to date, Mr. Goplalan co-founded Fyniti Global Equities EBT, an Artificial Intelligence Technology Platform, as well as S&L Capital Markets, Broker Dealer (pending approval) in the positions of General Securities Principal and Managing Member, he holds Series 7, Series 24 and Series 63 licenses. He has extensive work experience in various business verticals including middle/back-office trading systems, prime brokerages, banking, payment systems etc. Mr. Gopalan has lead talented teams with the principal of lead by example, built engineering teams to specialize in cutting-edge technologies and deliver products to exceed expectations.

Mr. Gopalan holds a Bachelor of Engineering (Electrical and Electronics) to compliment his proven abilities and understanding of Securities Brokerage Technology.

Xuqiang (Adam) Yang, Former Chief Financial Officer

Adam Yang, Chief Financial Oficer.  On December 26, 2023, Xuqiang (Adam) Yang, was appointed as Chief Financial Officer of the Company to replace Erik Blum, the Company’s Chief Executive Officer, who was also serving as SMCE’s Interim CFO. Adam Yang served as the Company’s Chief Financial Officer from December 26, 2023 Until his resignation on On January 6, 2025, Xuqiang (Adam) Yang resigned from his position as Chief Financial Officer.  His resignation was not due to any disagreement between Mr. Yang and the Company.  His departure was not related to the operations, policies or practices of the Company or any issues regarding accounting policies or practices.

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

Bryan Feinberg, Former Director

Mr. Feinberg was appointed the Company’s Director on June 25, 2024 in connection with the closing of the  Acquisition Agreement for the purchase of the assets of Chaintrade, Ltd., on June 21, 2024.  Mr. Feinberg serves as Chief Executive Officer of Plato Technologies, Inc., a party to the Acquisition Agreement.  His resignation was not due to any disagreement with the Company and he continues to work with the Company as a consultant.

Paul Couture, Former Chief Technology Officer

Mr. Couture was appointed the Company’s Chief Technology Officer on June 25, 2024, in connection with the closing of the Acquisition Agreement for the purchase of the assets of Chaintrade, Ltd. on June 21, 2024.  Prior to the Acquisition, Mr. Couture served as Chief Executive Officer of Chaintrade, and serves as Chief Executive Officer of Red Matter Capital, which were both parties to the Acquisition Agreement.  Mr. Couture was terminated as the Company’s CTO on March 25, 2025.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2024 and 2023.

EXECUTIVE OFFICER COMPENSATION TABLE

							Non-Equity	Non-Qualified
						Incentive	Deferred	All
				Stock	Option	Plan	Compensation	Other
		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	($)(5)	($)	($)	($)	($)	($)	($)	($)
Erik Blum	2024	195,500	-	125,700	-	-	-	-	321,200
CEO(1)	2023	320,000	-	97,300	-	-	-	-	417,300

Ronald E.	2024	35,000	-	25,600	-	-	-	-	60,600
Hughes(2)	2023	240,000	-	6,200	-	-	-	-	246,200

Xuqiang (Adam) Yang(3)	2024	29,000	-	55,000	-	-	-	-	84,000
Former CFO	2023	14,000	-	-	-	-	-	-	14,000

Eric Sherb	2024	-	-	-	-	-	-	-	-
CFO(4)	2023	-	-	-	-	-	-	-	-

Paul Couture	2024	15,000	-	-	-	-	-	-	15,000
Former CTO(6)	2023	-	-	-	-	-	-	-	-

(1)	Erik Blum was appointed as President, Chief Executive Officer, and Chief Financial Officer of the Company on November 15, 2021, and later Director on May 16, 2023.

(2)

Ronald E. Hughes served as the Company’s former Chief Executive Officer from February 3, 2021 and Director from October 12, 2021 until November 15, 2021, at which time he became the Company’s Chief Operating Officer upon the appointment of Erik Blum as President, CEO and CFO.

(3)	Xuqiang (Adam) Yang was appointed Chief Financial Officer of the Company on December 26, 2023, and resigned on January 6, 2025.

(4)	Eric Sherb was appointed Chief Financial Officer of the Company on January 17, 2025.

(5)	Amounts not paid have been accrued.

(6)	Paul Couture was appointed Chief Technology Officer of the Company on June 25, 2024, and was terminated on March 25, 2025.

Outstanding Equity Awards at the End of the Fiscal Year

We do not have any equity compensation plans and therefore no equity awards are outstanding as of December 31, 2024.

None of the members of the Board of Directors of the Company were compensated for services in such a capacity.

Bonuses and Deferred Compensation

We do not have any bonus, deferred compensation or retirement plan. All decisions regarding compensation are determined by our Board of Directors.

Options and Stock Appreciation Rights

As of December 31, 2024, no options have been issued.

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

On June 21, 2024, the Company entered into an Employment Agreement with Paul Couture to serve as the Chief Technology Officer, in connection with the Acquisition Agreement for the purchase of the assets of Chaintrade, Ltd.  Per the terms of the Technology Consulting Agreement Mr. Feinberg was to be compensated $7,500 per month for his services as CTO, which he did not perform as required.   Mr. Couture was terminated as CTO on March 25, 2025.

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

On October 17, 2023, Ayal Israel Levy entered into a Consulting Agreement with the Company to provide part-time interim accounting services in preparation for the Company hiring a full-time Chief Financial Officer.  Under the terms of the Consulting Agreement, he was to be compensated $2,500 per month from November 1, 2023 to November 1, 2024.  He completed his services for the Company and his Consulting Agreement was terminated by mutual agreement on December 26, 2023 when the Company appointed Xuqiang (Adam) Yang, as full time CFO.

On March 31, 2024, the Company entered into a new consulting agreement with Erik Blum and J W Price LLC. Per the terms of the agreement, effective January 1, 2024, Mr. Blum is to be compensated $26,666 per month. In addition, the Company issued to Mr. Blum a convertible promissory note for all accrued compensation as of December 31, 2023. The note for $594,460 is non-interest bearing and convertible into shares of common stock at $0.00055 per share. During the year ended December 31, 2024, Mr. Blum converted $124,500 of accrued compensation into 81,990,740 shares of common stock.

On June 21, 2024, Bryan Feinberg was appointed to our Board of  Directors, and the Company entered into a Technology Consulting Agreement with Zephyr Technology Ventures LLC, an entity owned by Mr. Feinberg, in connection with the Acquisition Agreement for the purchase of the assets of Chaintrade, Ltd.  Per the terms of the Technology Consulting Agreement Mr. Feinberg was to be compensated $7,500 per month for his services.   He resigned as Director in January 2025, and continues to work with the Company as a consultant.

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

The following table sets forth, as of April XX, 2025 the number of shares of common stock owned of record and beneficially by our executive officers, directors and persons who hold 5% or more of the outstanding shares of common stock of the Company.

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

Applicable percentage ownership is based on 1,352,951,483 shares of Common Stock outstanding as of April XX, 2025. In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of Common Stock as held by that person or entity that are currently exercisable or that will become exercisable within 60 days of December 31, 2024.

	Common
	Stock Owned	Percent of
Name and Address of Beneficial Owner	Beneficially	Class*
Named Executive Officers and Directors
Erik Blum, President, Chief Executive Officer, Chief Financial Officer, and Director(1)	301,490,740	22.3%
Ronald E. Hughes, Chief Operating Officer, Director and Chairman of the Board	227,000,000	16.8%
Jayakumar Gopalan, Former Chief Technical Officer and Former Director(2)	25,000,000	1.8%
Xuqiang (Adam), Former Chief Financial Officer	27,500,000	2.0%
Paul Couture, Former Chief Technology Officer (3)	-	0.0%
Bryan Feinberg, Former Director (3)	-	0.0%
Eric Sherb, Chief Financial Officer	-	0.0%
All directors and officers as a group (5 persons)	580,990,740	42.9%
5% or greater shareholders
Rich Bjorkland	200,000,000	14.8%
Total	659,000,000	57.7%

(1)	Includes 200,000,000 shares of common stock held in the name of JW Price, LLC, a limited liability company beneficially controlled by Erik Blum as its President.

(2)

Includes 25,000,000 shares of common stock, presuming a full conversion of all 2,500,000 shares of Series B Preferred Stock owned by Fyniti Global Equities EBT Inc. (“Fyniti”). Per the amendment to the Certificate of Designation for Series B Preferred Stock filed on August 14, 2023, each 1 share of Series B Preferred Stock converts into 10 shares of common stock.

(3)

In connection with the Acquisition Agreement of Chaintrade, Ltd, which closed on June 21, 2024, the Company issued a convertible promissory note in the principal amount of $8,000,000 to Chaintrade, Ltd. (the “Note”)  Following the closing it was discovered that Chaintrade did not deliver all of its assets as required consideration for the receipt of the Note.  On March 5, 2025, the Company formed FYNX, Inc., a Nevada corporation, which is the Company’s wholly-owned subsidiary (“FYNX”).  On March 7, FYNX entered into  an Assignment Agreement with Plato Technologies, Inc. (“Plato”), the majority holder of the equity in Chaintrade, under which Plato assigned all of its right, title and interest in Chaintrade to FYNX in exchange for a mutual release of claims.  Upon the execution of the Assignment Agreement, FYNX acquired majority voting control of Chaintrade and became Chaintrade’s Manager. On March 17, 2025, the Company filed a lawsuit (Case No. A-25-914825-C) in the District Court of Clark County Nevada, against Chaintrade  and FYNX, related to certain representations and warranties made by Chaintrade in the Acquisition Agreement.  Chaintrade and FYNX accepted service of the complaint on March 24, 2025.  As of the filing date of this report, the parties are finalizing terms of settlement, but no outcome has been determined in the above case.

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

On March 31, 2024, the Company entered into a new consulting agreement with Ronald Hughes and North Arm Capital LLC. Per the terms of the agreement, effective January 1, 2024, Mr. Hughes is to be compensated $5,000 per month. In addition, the Company issued to Mr. Hughes a convertible promissory note for all accrued compensation as of December 31, 2023. The note for $517,000 is non-interest bearing and convertible into shares of common stock at $0.0006 per share. On June 15, 2024, Mr. Hughes converted $25,000 of accrued compensation into 12,500,000 shares of common stock. As of December 31, 2024 and 2023, there is $35,000 and $461,000 due to Mr. Hughes, respectively, for accrued consulting services.

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

On March 31, 2024, the Company entered into a new consulting agreement with Erik Blum and J W Price LLC. Per the terms of the agreement, effective January 1, 2024, Mr. Blum is to be compensated $26,666 per month. In addition, the Company issued to Mr. Blum a convertible promissory note for all accrued compensation as of December 31, 2023. The note for $594,460 is non-interest bearing and convertible into shares of common stock at $0.00055 per share. During the year ended December 31, 2024, Mr. Blum converted $124,500 of accrued compensation into 81,990,740 shares of common stock. As of December 31, 2024 and 2023, there is $177,710 and $594,460 due to Mr. Blum, respectively, for accrued consulting services.

On December 26, 2023, Xuqiang (Adam) Yang, was appointed as Chief Financial Officer (“CFO”) of the Company to replace Mr. Blum, who was serving as the Interim CFO. Per the terms of the consulting agreement to serve as the Company’s CFO Mr. Yang will be compensated $7,000 per month, beginning November 1, 2023. On June 15, 2024, Mr. Yang converted $55,000 of accrued compensation into 27,500,000 shares of common stock. As of December 31, 2024 and 2023, there is $42,000 and $14,000 due to Mr. Yang, respectively, who resigned as CFO in January 2025.

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

RBSM is the Company’s current independent registered public accounting firm.

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

2024	$82,000
2023	$21,000

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2024	$-
2023	$-

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2024	$-
2023	$-

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) were:

2024	$-
2023	$-

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

Item 15. Financial Statements and Exhibits.

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form
3.1	Articles of Incorporation, as amended
3.2	By-laws*
3.3	August 14, 2023 Certificate of Change Increasing Authorized Common Stock and Certificates of Designation for Series A and B Preferred Stock
3.4	Amendment of Series B Designation NV
3.5	Amended and Restated Certificate of Designation Series B Preferred Stock
10.1	October 1, 2021 Consulting Agreement with Ronald Hughes and North Arm Capital LLC**
10.2	November 15, 2021 Consulting Agreement with Erik Blum and J W Price LLC**
10.3	December 12, 2022 Rescission and Release Agreement with Genesis Financial, Inc
10.4	March 31, 2023 Stock Purchase Agreement with Fyniti Global Equities EBT Inc.*
10.5	April 21, 2023 Intellectual Property Assignment Agreement with Fyniti Global Equities EBT Inc.*
10.6	September 15, 2020 Consulting Agreement of Rachel Boulds, CPA*
10.7	May 15, 2023 Consulting Agreement of Jayakumar Gopalan, CTO*
10.8	October 17, 2023 Consulting Agreement of Ayal Israel Levy***
10.9	June 25, 2024 Employment Agreement of Paul Couture, CTO
10.10	June 25, 2024 Consulting Agreement with Bryan Feinberg
31.1	Rule 13a14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS*	Inline XBRL Instance Document(1)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document(1)
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document(1)
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document(1)
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document(1)

*	Indicates previously filed with our Form 10 on June 8, 2023, and incorporated by reference herein.
**	Indicates a management contract or compensatory plan or arrangement.
***	Indicates previously filed with our Form 10 on October 31, 2023, and incorporated by reference herein.

_______________________

+	In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

Item 16. Form 10–K Summary.

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2025	SMC ENTERTAINMENT, INC.

	By:	/s/ Erik Blum
		Name:	Erik Blum
		Title:	Chief Executive Officer
(Principal Executive Officer) and Director

	By:	/s/ Eric Sherb
		Name:	Eric Sherb
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

