Form 10-Q
period 2025-03-31
SMC Entertainment, Inc.
filed 2025-05-19
CIK 1497230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

The number of shares of Common Stock, $0.001 par value of the registrant outstanding at May 16, 2025 was 1,418,744,612

FORM 10-Q

For the Quarterly Period Ended March 31, 2025

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SMC ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets:
Cash	$15,650	$11,661
Accounts receivable, net	129,134	-
Total current assets	144,784	11,661
Intangible assets, net	186,067	64,194
Total assets	$330,851	$75,855

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$209,290	$139,631
Accrued compensation - related parties	700,585	615,585
Due to related party	15,125	17,625
Notes payable – related parties	1,111,460	1,111,460
Convertible notes - net of debt discount	1,090,362	683,559
Convertible notes and interest - abandoned acquisition	-	8,235,617
Accrued interest	156,152	145,883
Derivative liability	196,116	126,544
Loan payable	150,000	-
Total liabilities	3,629,090	11,075,904

Commitments and contingencies

Stockholders' deficit:
Series A preferred stock, $0.001 par value, 1,000,000 shares authorized, no shares
issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	-	-
Series B preferred stock, $10.00 par value, 4,500,000 shares authorized, 2,500,000 shares
issued and outstanding as of both March 31, 2025 and December 31, 2024	32,500	32,500
Series C preferred stock, $0.001 par value, 25,000,000 shares authorized, 14,000,000 and 0 shares
issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	14,000	-
Series D preferred stock, $0.001 par value, 100,000 shares authorized, 70,000 and 70,000 shares
issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	70	70
Common stock, $0.001 par value, 3,000,000,000 shares authorized, 1,408,744,612 and
1,352,951,483 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	1,408,745	1,352,952
Additional paid-in capital	13,881,585	13,838,299
Accumulated deficit	(18,635,139)	(26,223,870)
Total stockholders' deficit	(3,298,239)	(11,000,049)
Total liabilities and stockholders' deficit	$330,851	$75,855

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SMC ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Revenue	$43,653	$-

Operating expenses:
General and administrative	101,856	87,083
Compensation expense – related party	112,000	117,800
Development expense	20,000	-
Total operating expenses	233,856	204,883

Loss from operations	(190,203)	(204,883)

Other income (expense):
Interest expense	(459,854)	(15,751)
Gain on extinguishment of debt	8,308,360	-
Change in fair value of derivative	(69,572)	376,447
Total other income (expense), net	7,778,934	360,696

Net income	$7,588,731	$155,813

Net income per common share - basic	$0.01	$0.00
Net income per common share - diluted	$0.00	$0.00

Weighted average common shares outstanding -basic	1,356,671,025	1,425,718,985
Weighted average common shares outstanding -diluted	6,305,533,332	6,240,805,535

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SMC ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

	Series A		Series B		Series C		Series D Preferred				Additional	Common stock		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Stock		Common Stock		Paid-in	To be	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	Deficit

Balance at December 31, 2023 (restated)	990,346	$990	2,500,000	$32,500	-	$-	-	$-	1,379,960,743	$1,379,961	$12,796,175	$22,000	$(17,793,562)	$(3,561,936)
Common stock issued for services – related party	-	-	-	-	-	-	-	-	19,000,000	19,000	4,800	(22,000)	-	1,800
Common stock issued for services	-	-	-	-	-	-	-	-	75,000,000	75,000	-	-	-	75,000
Net income	-	-	-	-	-	-	-	-	-	-	-	-	155,813	155,813
Balance at March 31, 2024	990,346	$990	2,500,000	$32,500	-	$-	-	$-	1,473,960,743	$1,473,961	$12,800,975	$-	$(17,637,749)	$(3,329,323)

Balance at December 31, 2024	-	-	2,500,000	32,500	-	-	70,000	70	1,352,951,483	1,352,952	13,838,299	-	(26,223,870)	(11,000,049)
Common stock issued for conversion of debt and accrued interest	-	-	-	-	-	-	-	-	55,793,129	55,793	30,686	-	-	86,479
Preferred stock C issued for acquisition	-	-	-	-	14,000,000	14,000	-	-	-	-	12,600	-	-	26,600
Net income	-	-	-	-	-	-	-	-	-	-	-	-	7,588,731	7,588,731
Balance at March 31, 2025	-	$-	2,500,000	$32,500	14,000,000	$14,000	70,000	$70	1,408,744,612	$1,408,745	$13,881,585	$-	$(18,635,139)	$(3,298,239)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SMC ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net Income	$7,588,731	$155,813
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of debt discount	344,448	-
Common stock issued for services – related party	-	1,800
Common stock issued for services	-	75,000
Change in fair value of derivative	69,572	(376,447)
Amortization of intangible assets	5,299	-
Gain on extinguishment of debt	(8,308,360)	-
Changes in operating assets and liabilities:
Accounts receivable, net	(19,057)	-
Accounts payable and accrued liabilities	(6,303)	832
Accrued interest	111,913	15,751
Accrued compensation - related party	85,000	114,250
Net cash used in operating activities	(128,757)	(13,001)

Cash flows from investing activities:
Cash acquired pursuant to business acquisition	19,113	-
Net cash provided by investing activities	19,113	-

Cash flows from financing activities:
Repayment- related parties	(2,500)	-
Proceeds from loan – related party	-	36
Proceeds from loans	116,133	9,918
Net cash provided by financing activities	113,633	9,954
Net change in cash and cash equivalents	3,989	(3,047)
Cash at beginning of period	11,661	4,269
Cash at end of period	$15,650	$1,222

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Preferred stock C issued for acquisition	$26,600	$-
Common stock issued for conversion of debt and accrued interest	$86,479	$-
Convertible notes issued pursuant to business combination	$3,800	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SMC ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

March 31, 2025

(Unaudited)

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

On January 7, 2025, the Company completed closing on the acquisition agreement dated November 2, 2024 (the “Acquisition Agreement”) with Bateau Asset Management Pty, Ltd., an Australia company and the Bateau Shareholders (“Bateau”) to purchase 100% of the outstanding ordinary shares of Bateau (the “Bateau Equity”).   See Note 9.

Bateau is a boutique investment manager founded in 2016 based in Australia with offices in Singapore. Bateau follows an absolute-return investment philosophy and a multi-manager approach to investing.

The Company is in the process of consolidating all of its current and legacy technologies (Fyniti) under one technology platform which will be referred to as FYNN AI. This consolidation will help SMC to effectively manage and streamline product offering, removal of product/feature redundancies and reduce development. With this consolidation, SMC will be more agile in deploying future features faster to meet the ever-expanding AI marketspace.

NOTE 2 — SUMMARY OF SIGNIFICANT POLICIES

Basis of Presentation

The Company’s unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending December 31, 2025. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2024.

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

Concentrations

During the three months ended and as of March 31, 2025, all revenues and accounts receivable attributable to Bateau were with one customer, who is a related party to Bateau.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of March 31, 2025 or December 31, 2024.

Accounts Receivable

Accounts receivable primarily consists of management fees earned for services provided to managed funds and investment vehicles. Accounts receivable are recorded when services are rendered and are typically due within 30 to 90 days. The Company assesses the collectability of receivables on an ongoing basis. An allowance for doubtful accounts is established when there is substantial evidence that the Company will not collect the full amount due under the contractual terms. Factors considered in the assessment include the age of the receivable, the financial condition of the customer, and historical collection experience. As of the reporting date, the Company has determined that all accounts receivable is collectible and, therefore, no allowance for doubtful accounts has been recorded

Business Combinations

The Company accounts for acquisitions in which it obtains control of one or more businesses as a business combination. The purchase price of the acquired businesses is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the purchase price over those fair values is recognized as goodwill. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments, in the period in which they are determined, to the assets acquired and liabilities assumed with the corresponding offset to goodwill. If the assets acquired are not a business, the Company accounts for the transaction or other event as an asset acquisition. Under both methods, the Company recognizes the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity. In addition, for transactions that are business combinations, the Company evaluates the existence of goodwill or a gain from a bargain purchase.

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

Impairment of Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Basic and Diluted Earnings Per Share

Net income (loss) per common share is computed pursuant to ASC 260-10-45. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. As of March 31, 2025, there are 1,876,876,877, 14,000,000 and 44,400,267 potentially dilutive shares from Series B, Series C and Series D preferred stock, respectively, and 733,819,216 potentially diluted shares from convertible debt. Diluted amounts are not presented when the effect of the computations is anti-dilutive due to the losses incurred.

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

Bateau generates management fee revenue from its investment advisory services.  Management fees are generally based on a percentage of assets under management (“AUM”) and are recognized as revenue over time in accordance with the terms of the respective management agreements, typically on a monthly or quarterly basis. The fees are based on the underlying assets which Bateau manages for services provided to managed funds and investment vehicles.

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

The following table classifies the Company’s asset measured at fair value on a recurring basis into the fair value hierarchy as of March 31, 2025:

Description	Level 1	Level 2	Level 3
Derivative liability	$-	$-	$196,116
Total	$-	$-	$196,116

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of December 31, 2024:

Description	Level 1	Level 2	Level 3
Derivative liability	$-	$-	$126,544
Total	$-	$-	$126,544

Segment Information

In accordance with ASC 280, Segment Reporting (“ASC 280”), we identify our operating segments according to how our business activities are managed and evaluated. As of March 31, 2025 our operating segments included: Corporate and Fyniti.  As the Company integrates its acquisition of Bateau, it may reevaluate its operating and reporting segments in the second quarter of 2025. Each operating segment currently reports to the Chief Executive Officer, the chief operating decision-maker. The results of our operating segments are aggregated into one reportable segment. All of the operating segments have met the aggregation criteria and have been aggregated and are presented as one reportable segment, as permitted by ASC 280. We continually monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments.

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

NOTE 3 — GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses since inception, has an accumulated deficit of $18,635,139 at March 31, 2025 and has no assurance of future profitability. The Company will continue to require financing from external sources to finance its operating and investing activities until sufficient positive cash flows from operations can be generated. There is no assurance that financing or profitability will be achieved, accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 4 — INTANGIBLE ASSETS

Intangible assets as of March 31, 2025 and December 31, 2024 consisted of the following:

	March 31,	December 31,
	2025	2024
Developed technology	$64,194	$64,194
Customer relationships	127,172	-
	191,366	64,194
Less: Accumulated amortization	(5,299)	-
	$186,067	$64,194

See Note 9 for further detail on the customer relationships acquired pursuant to the Bateau acquisition in January 2025.

In connection with the Fyniti acquisition, the Company identified intangible assets of $64,194 pertaining to developed technology of the Fyniti platform.  The developed technology will be amortized over an estimated useful life of 3 years when placed in service, which is expected in second quarter of 2025.

During the three months ended March 31, 2025 and 2024, the Company recorded amortization expense of $5,299 and $0, respectively.

The estimated future amortization expense for the next five years and thereafter is as follows:

Year ending December 31,
2025	$20,137
2026	25,434
2027	25,434
2028	25,434
Thereafter	25,434
Total	$121,873

NOTE 5 — DEBT

Convertible Notes Payable

A summary of all the Company’s convertible loans is as follows.

	Date Issued	Maturity Date	Interest Rate	Balance 12/31/2024	Additions	Conversions/ Payments	Balance 3/31/2025	Conversion Terms
Christopher Whitcomb	7/7/2016	7/7/2017	18%	$2,393	$-	$-	$2,393	(1)
Christopher Whitcomb	1/25/2017	1/25/2018	18%	$29,050	$-	$-	$29,050	(1)
Christopher Whitcomb	5/30/2017	5/30/2018	18%	$32,640	$-	$-	$32,640	(1)
Kanno Group Holdings ll Ltd	10/1/2019	10/1/2020	12%	$42,601	$-	$(42,601)	$-	$0.00466
Kanno Group Holdings ll Ltd	1/6/2020	1/6/2021	12%	$14,977	$-	$(14,977)	$-	$0.00615
Kanno Group Holdings ll Ltd	6/30/2020	6/30/2021	12%	$7,732	$-	$-	$7,732	$0.00615
Kanno Group Holdings ll Ltd	12/31/2020	12/31/2021	12%	$9,527	$-	$-	$9,527	$0.00185
Kanno Group Holdings ll Ltd	3/31/2021	3/31/2022	12%	$5,112	$-	$-	$5,112	$0.00628
Kanno Group Holdings ll Ltd	7/24/2021	7/24/2022	12%	$5,406	$-	$-	$5,406	$0.00603
Kanno Group Holdings ll Ltd	11/1/2021	11/1/2022	12%	$2,828	$-	$-	$2,828	$0.00544
Kanno Group Holdings ll Ltd	12/31/2021	12/31/2022	12%	$37,391	$-	$-	$37,391	$0.00509
Kanno Group Holdings ll Ltd	3/31/2022	3/31/2023	12%	$7,606	$-	$-	$7,606	$0.00222
Kanno Group Holdings ll Ltd	4/25/2022	4/25/2023	12%	$50,000	$-	$-	$50,000	$0.00206
Kanno Group Holdings ll Ltd	7/12/2022	7/12/2023	12%	$2,388	$-	$-	$2,388	$0.00163
Kanno Group Holdings ll Ltd	11/3/2022	11/3/2023	12%	$11,357	$-	$-	$11,357	$0.00167
Kanno Group Holdings ll Ltd	12/31/2022	12/31/2023	12%	$6,407	$-	$-	$6,407	$0.00096
Kanno Group Holdings ll Ltd	3/31/2023	3/31/2024	12%	$13,312	$-	$-	$13,312	$0.00054
Kanno Group Holdings ll Ltd	6/30/2023	6/30/2024	12%	$89,038	$-	$-	$89,038	$0.00084
Kanno Group Holdings ll Ltd	9/30/2023	9/30/2024	12%	$36,230	$-	$-	$36,230	$0.00042
Kanno Group Holdings ll Ltd	12/31/2023	9/30/2024	12%	$19,726	$-	$-	$19,726	$0.00035
Kanno Group Holdings ll Ltd	3/31/2024	3/31/2025	n/a	$9,918	$-	$-	$9,918	$0.0003
Kanno Group Holdings ll Ltd	6/30/2024	6/30/2025	n/a	$67,584	$-	$-	$67,584	$0.00117
ChainTrade, Ltd	5/30/2024	11/30/2025	5%	$8,000,000	$-	$(8,000,000)	$-	$1.00
Proactive Capital Partners	7/1/2024	demand	10%	$35,000	$-	-	$35,000	$0.002
Kanno Group Holdings ll Ltd	9/30/2024	9/30/2025	n/a	$48,845	$-	$-	$48,845	$0.0011
Proactive Capital Partners	11/12/2024	8/1/2025	10%	$15,000	$-	$-	$15,000	$0.001
Red Road Holdings Corp	12/6/2025	9/15/2024	12%	$51,000	$-	$-	$51,000	$(2)
Kanno Group Holdings ll Ltd	12/31/2024	12/31/2025	n/a	$35,824	$-	$-	$35,824	$0.00066
Stuart Haley*	1/7/2025	1/7/2027	5%	$-	$2,000,000	$-	$2,000,000	$1.00
Red Road Holdings Corp	1/9/2025	10/30/2025	12%	$-	$56,000	$-	$56,000	$0.0003
Red Road Holdings Corp	3/11/2025	12/30/2025	12%	$-	$48,000	$-	$48,000	$0.0003
Kanno Group Holdings ll Ltd	3/31/2025	3/31/2026	n/a	$-	$26,133	$-	$26,133	$0.00072
				$8,688,892	$2,130,133	$(8,057,578)	$2,761,447
							-
Kanno Group Holdings ll Ltd – accrued interest	n/a	n/a	n/a	$72,228	$8,997	$(28,901)	$52,324
Other accrued interest	n/a	n/a	n/a	$309,272	$101,498	$(306,942)	$103,828
Less discount				$(5,333)	$(1,665,752)	$-	$(1,671,085)
Total convertible debt and accrued interest				$9,065,059	$574,876	$(8,393,421)	$1,246,514

(1)	25% discount to the lowest closing price within the 60 previous trading sessions.
(2)	greater of 1) $0.0003, or 65% of the lowest trading price for 10 days prior to conversion date.

*Represents the seller of Bateau (see Note 9).

On January 9, 2025, the Company issued two convertible promissory notes to the sellers of Bateau for an aggregate principal of $2,000,000.  The notes are convertible into shares of common stock at $1.00 per share.  The Company recorded the notes at a fair value of $3,800, based on the 2,000,000 shares of common stock for which the notes are convertible into and the fair value of the Company’s common stock of $0.0019 at the time of issuance.  Accordingly, the Company recognized a debt discount of $1,996,200 pertaining to the Bateau notes.  Through March 31, 2025, $340,448 of the notes were amortized to interest expense.

On March 16, 2025, Kanno converted $57,578 and $28,901 of principal and interest, respectively, into 55,793,129 shares of common stock.

All notes past their maturity date are considered to be in default.

The following is a summary of the convertible notes:

	March 31, 2025	December 31, 2024
Total convertible notes, principal outstanding	$2,761,447	$688,892
Less: unamortized debt discount	(1,671,085)	(5,333)
Convertible notes - net of debt discount	$1,090,362	$683,559

	March 31, 2025	December 31, 2024
Convertible notes, principal - abandoned acquisition	$-	$8,000,000
Convertible notes, accrued interest - abandoned acquisition	-	235,617
Convertible notes and interest - abandoned acquisition	$-	$8,235,617

Convertible notes and interest – abandoned acquisition per the consolidated balance sheet represents the promissory note and accrued interest with ChainTrade, LTD (“ChainTrade”) pursuant to its May 2024 acquisition agreement (see Note 9).  The Company has abandoned this acquisition due to nonperformance of the seller.  In March 2025, the Company extinguished the note and accrued interest. See Note 9 for details.

Derivative Liability

A summary of the activity of the derivative liability for the notes above is as follows:

Derivative
Liability
Balance at December 31, 2024	$126,544
Derivative loss due to mark to market adjustment	69,572
Balance at March 31, 2025	$196,116

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy as of March 31, 2025, is as follows:

Inputs	March 31, 2025	December 31, 2024	Initial Valuation
Stock price	$0.0019	$0.0015	$0.006 - $0.0115
Conversion price	$0.0007 - $0.0008	$0.0007 - $0.0008	$0.0016 - $0.0098
Volatility (annual)	171.84%-213.52%	145.76% - 213.52%	163.53% - 214.94%
Risk-free rate	4.32% - 4.24%	4.73% - 4.24%	0.39% - 1.55%
Dividend rate	-	-	-
Years to maturity	0.25 - 0.51	0.25 - 0.51	1

The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management.

Loan Payable

In connection with the Bateau acquisition in January 2025 (see Note 9), the Company assumed two outstanding loans payable.  The loans are with Bateau’s management and shareholders.  One loan totaling $50,000 in outstanding principal is due on December 31, 2026 and the other loan totaling $100,000 in outstanding principal is due on November 30, 2025.  Both loans bear interest at 12.5% per annum.

NOTE 6 — COMMON STOCK

On March 16, 2025, Kanno converted $57,578 and $28,901 of principal and interest, respectively, into 55,793,129 shares of common stock.

NOTE 7 — PREFERRED STOCK

Series B Preferred Stock

On December 16, 2021, the Company amended its Articles of Incorporation, creating a series of Preferred Stock designating 4,500,000 shares of Series B Convertible Preferred Stock, par value $10.00 per share. The Series B preferred stock are entitled to dividends, if declared, and are convertible into common stock at a discount of 10% to the preceding ten day weighted average price. In 2023, the preferred stock designation was amended and restated as to the conversion terms, which now read that one share of the preferred stock is convertible into 10 shares of common stock.

As of March 31, 2025 and December 31, 2024, there were 2,500,000 shares of Series B Preferred Stock outstanding.

Series C Preferred Stock

On November 6, 2024, the Company Amended its Articles of Incorporation to authorize and designate 25,000,000 shares of Series C Preferred Stock (“Series C”), par value $0.001. The Series C has a stated value of $1.00, has no voting rights and converts into shares of common stock of one for one.

On January 9, 2025, the Company issued 14,000,000 shares of Series C Preferred Stock for Bateau Acquisition at a fair value of $26,600, which is calculated based on 14,000,000 shares of common stock for which the Series C Preferred Stock are convertible into and the fair value of common stock at the issuance date of $0.0019 per share.  See Note 9.

As of March 31, 2025, there were 14,000,000 shares of Series C Preferred Stock outstanding.

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

On December 30, 2024, Kanno converted $150,000 in accrued interest into 15,000 shares of Series D stock.

As of March 31, 2025 and December 31, 2024, there were 70,000 shares of Series D preferred stock outstanding.

NOTE 8 — RELATED PARTY TRANSACTIONS

On March 31, 2024, the Company entered into a new consulting agreement with Ronald Hughes and North Arm Capital LLC. Per the terms of the agreement, effective January 1, 2024, Mr. Hughes is to be compensated $5,000 per month. In addition, the Company issued to Mr. Hughes a convertible promissory note for all accrued compensation as of December 31, 2023. The note for $517,000 is non-interest bearing and convertible into shares of common stock at $0.0006 per share. As of March 31, 2025 and December 31, 2024, there is $50,000 and $35,000 due to Mr. Hughes, respectively, for accrued consulting services.

On March 31, 2024, the Company entered into a new consulting agreement with Erik Blum and J W Price LLC. Per the terms of the agreement, effective January 1, 2024, Mr. Blum is to be compensated $26,666 per month. In addition, the Company issued to Mr. Blum a convertible promissory note for all accrued compensation as of December 31, 2023. The note for $594,460 is non-interest bearing and convertible into shares of common stock at $0.00055 per share. As of March 31, 2025 and December 31, 2024, there is $232,710 and $177,710 due to Mr. Blum, respectively, for accrued consulting services.

As of December 31, 2024, there is $42,000 due to Mr. Yang, respectively, who resigned as CFO in January 2025.

The following is a summary of notes payable to related parties as of March 31, 2025:

Convertible note to Mr. Hughes for accrued compensation
as of March 31, 2025. Non-interest bearing and convertible
into shares of common stock at $0.0006 per share.	$517,000

Convertible note to Mr. Blum for accrued compensation
as of March 31, 2025. Non-interest bearing and convertible
into shares of common stock at $0.00055 per share.	594,460
$1,111,460

NOTE 9 — ACQUISITIONS

ChainTrade, LTD

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

On March 5, 2025, the Company formed FYNX, Inc., a Nevada corporation, which is the Company’s wholly-owned subsidiary (“FYNX”).  On March 7, FYNX entered into an Assignment Agreement with Plato Technologies, Inc. (“Plato”), the majority holder of the equity in ChainTrade, under which Plato assigned all of its rights, title and interest in ChainTrade to FYNX in exchange for a mutual release of claims.  Upon the execution of the Assignment Agreement, FYNX acquired 50% voting control of ChainTrade and became Chain trade’s Manager.

On March 17, 2025, the Company filed a lawsuit (Case No. A-25-914825-C) in the District Court of Clark County Nevada, against ChainTrade  and FYNX, related to certain representations and warranties made by Chaintrade in the Acquisition Agreement.  ChainTrade and FYNX accepted service of the complaint on March 24, 2025.

On April 18, 2025, the Nevada Court ruled in favor of the Company and issued an Entry of Stipulation and Order for Dismissal under which the Acquisition Agreement dated May 30, 2024 was unwound and terminated, and the $8,000,000 Promissory Note issued to ChainTrade, in exchange for ChainTrade assets which were not delivered, was cancelled due to lack of consideration. The parties further agreed that subject to the express terms of the Settlement Agreement dated March 7, 2025, all claims, counterclaims, cross-claims and affirmative defenses by and between the Settling Parties were dismissed with prejudice.

As a result of the legal proceedings, the Company extinguished the full promissory note and accrued interest totaling $8,308,360 due to ChainTrade’s nonperformance, and accordingly recognized a gain on extinguishment in the consolidated statements of operations.

Bateau Asset Management Pty, Ltd

On November 2, 2024, the Company entered into an Acquisition Agreement (the “Bateau Acquisition Agreement”) with Bateau Asset Management Pty, Ltd., an Australia company (“Bateau”), and the Shareholders of Bateau to purchase 100% of the outstanding ordinary shares of Bateau (the “Bateau Equity”). Under the terms of the Acquisition Agreement, the Company will purchase Bateau Equity for the issuance to Bateau of 14,000,000 shares of the Company’s Series C Preferred Stock and two convertible promissory notes, each in the principal amount of $1,000,000 (the “Notes”), carrying 5% interest, which are convertible into shares of the Company’s Common Stock at $1 per share. The Company closed on the Bateau Acquisition on January 9, 2025.

The Company accounted for the transaction as a business combination under ASC 805 and as a result, allocated the fair value of the identifiable assets acquired and liabilities assumed as of the acquisition date as outlined in the table below.

Provisional Purchase Price Allocation

Consideration
Series C Preferred stock	$26,600
Convertible notes	3,800
Total consideration issued	$30,400
Identified assets, liabilities, and noncontrolling interest
Cash	19,113
Intangible assets - customer relationships	127,172
Accounts receivable, net	110,077
Accounts payable and accrued liabilities	(75,962)
Loan payable	(150,000)
Total identified assets, liabilities, and noncontrolling interest	30,400
Excess purchase price allocated to goodwill	$-

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the Company’s financial results as if the Bateau acquisition had occurred as of January 1, 2024. The unaudited pro forma financial information is not necessarily indicative of what the financial results actually would have been had the acquisitions been completed on this date. In addition, the unaudited pro forma financial information is not indicative of, nor does it purport to project, the Company’s future financial results. The unaudited pro forma information does not give effect to any estimated and potential cost savings or other operating efficiencies that could result from the acquisition:

	Three Months Ended
	March 31,
	2025	2024
Net revenues	$43,653	$64,249
Net income	$7,588,731	$115,275
Net income per common share	$0.01	$0.00

NOTE 10 — SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, Subsequent Events, from the balance sheet date through the date the consolidated financial statements were issued and has determined that there are the following material subsequent events.

On April 18, 2025, the Nevada Court ruled in favor of the Company and issued an Entry of Stipulation and Order for Dismissal under which the Acquisition Agreement dated May 30, 2024 was unwound and terminated, and the $8,000,000 Promissory Note issued to ChainTrade, in exchange for ChainTrade assets which were not delivered, was cancelled due to lack of consideration. The parties further agreed that subject to the express terms of the Settlement Agreement dated March 7, 2025, all claims, counterclaims, cross-claims and affirmative defenses by and between the Settling Parties were dismissed with prejudice.

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

Fyniti, (www.fyniti.com, www.fynitiiq.com) is a Fintech platform developer founded by veteran Wall Street technologists and investment bankers who worked for Goldman Sachs, JP Morgan Chase, Bank of America (Merrill Lynch) and Citigroup. Fyniti has a clear focus on developing disruptive technologies in the Wealth Management and capital markets domains. Fyniti owns the IQ Engine and EBT Technology.

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

The Company is in the process of consolidating all of its current and legacy technologies (Fyniti) under one technology platform which will be referred to as FYNN AI. This consolidation will help SMC to effectively manage and streamline product offering, removal of product/feature redundancies and reduce development. With this consolidation, SMC will be more agile in deploying future features faster to meet the ever-expanding AI marketspace.

Results of Operations

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) includes a discussion of the consolidated results from operations of SMC Entertainment, Inc. and its subsidiaries.

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

Revenue

For the three months ended March 31, 2025 and 2024, we recognized $43,653 and $0 revenue, respectively. In the current period our revenue came via management fees from the newly acquired Bateau Asset Management Pty, Ltd.

General and Administrative Expenses

General and Administrative expenses (“G&A”) for the three months ended March 31, 2025 were $101,856 as compared to $87,083 for the comparable prior period, an increase of $14,773 or 16.9%. In the current period we had G&A expense for Bateau of $33,372. This added G&A expense was offset by a decrease in consulting expense during the period.

Compensation Expense – Related Party

Compensation Expense – Related Party for the three months ended March 31, 2025, was $112,000 as compared to $117,800 for the comparable prior period, a decrease of $5,800 or 4.9%.

Development Expense

During the three months ended March 31, 2025, we have new development expense of $20,000 for payments made to Plato Technologies.

Other Income (Expense)

Total other income for the three months ended March 31, 2025, was $7,778,934 compared to $360,696 for the comparable prior period. In the current period we had interest expense of $459,854, of which $344,448 was for the amortization of debt discount, a gain on extinguishment of debt of $8,308,360 and a loss of $69,572 related to the change in the fair value of derivatives. In the prior period we had interest expense of $15,751 and a gain of $376,447 related to the change in the fair value of derivatives.

Net Income

For the three months ended March 31, 2025, we had net income of $7,588,731, mainly due to the gain from the extinguishment of debt. For the three months ended March 31, 2024, we had net income of $155,813.

Liquidity and Capital Resources

During the three months ended March 31, 2025, we used $128,757 of cash in operations compared to $13,001 used in the prior period.

During the three months ended March 31, 2025, we netted $19,113 of cash from investing activities compared to $0 received in the prior period resulting from cash acquired pursuant to the Bateau acquisition.

During the three months ended March 31, 2025, we netted $113,633 of cash from financing activities compared to $9,954 received in the prior period.

As of March 31, 2025, we have convertible notes, including accrued interest, due of $2,917,599. We also have notes payable to related parties of $1,111,460.

The following is a summary of the convertible notes:

	March 31, 2025	December 31, 2024
Total convertible notes, principal outstanding	$2,761,447	$688,892
Less: unamortized debt discount	(1,671,085)	(5,333)
Convertible notes - net of debt discount	$1,090,362	$683,559

Off-Balance Sheet Arrangements

As of March 31, 2025, the Company had no off-balance sheet arrangements.

Going Concern

Our auditors have expressed substantial doubt as to our ability to continue as a going concern. The accompanying unaudited consolidated financial statements have been prepared on a going concern basis. For the three months ended March 31, 2025, the Company had net income of $7,588,731; however, this was largely due to the extinguishment of debt. We had net cash used in operating activities of $128,757 and an accumulated deficit of $18,635,139. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies

Refer to Note 2 for a condensed discussion of our critical accounting policies and to our Form 10K, which includes our audited financial statements for the year ended December 31, 2024, for a full discussion of our critical accounting policies.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures during the three months ended March 31, 2025 were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The term “disclosure controls and procedures,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Notwithstanding the identified material weaknesses, management believes the financial statements included in this quarterly report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

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

Date: May 15, 2025	SMC ENTERTAINMENT, INC.

	By:	/s/ Erik Blum
Name: Erik Blum
Title: Chief Executive Officer
(Principal Executive Officer) and Director

	By:	/s/ Eric Sherb
Name: Eric Sherb
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

