Form 10-Q
period 2025-06-30
Fyntechnical Innovations Inc
filed 2025-09-12
CIK 1497230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ________

Commission File No. 000-56558

FYNTECHNICAL INNOVATIONS INC.
(Exact name of the small business issuer as specified in its charter)

Nevada

(State of either jurisdiction of

Incorporation or Organization)

59170 Glades Road Suite 150

Boca Raton, FL 33434

(Address of principal executive offices)

(360) 820-5973

(Registrant’s telephone number, including area code)

SMC ENTERTAINMENT, INC.

(Former name, if changed since last report)

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

The number of shares of Common Stock, $0.001 par value of the registrant outstanding at September 12, 2025 was 1,761,630,228 shares.

FORM 10-Q

For the Quarterly Period Ended June 30, 2025

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FYNTECHNICAL INNOVATIONS INC.

Formerly SMC ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets:
Cash	$4,128	$11,661
Total current assets	4,128	11,661
Intangible assets, net	146,649	64,194
Total assets	$150,777	$75,855

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$170,499	$139,631
Accrued compensation - related parties	809,385	615,585
Due to related party	14,125	17,625
Notes payable – related parties	1,111,460	1,111,460
Convertible notes - net of debt discount	1,426,388	683,559
Convertible notes and interest - abandoned acquisition	-	8,235,617
Accrued interest	184,070	145,883
Derivative liability	74,164	126,544
Loan payable	140,786	-
Total liabilities	3,930,877	11,075,904

Commitments and contingencies

Stockholders' deficit:
Series A preferred stock, $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding as of both June 30, 2025 and December 31, 2024	-	-
Series B preferred stock, $10.00 par value, 4,500,000 shares authorized, 2,500,000 shares issued and outstanding as of both June 30, 2025 and December 31, 2024	32,500	32,500
Series C preferred stock, $0.001 par value, 25,000,000 shares authorized, 14,000,000 and 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	14,000	-
Series D preferred stock, $0.001 par value, 100,000 shares authorized, 70,000 and 70,000 shares issued and outstanding as of both June 30, 2025 and December 31, 2024	70	70
Common stock, $0.001 par value, 3,000,000,000 shares authorized, 1,565,137,922 and 1,352,951,483 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1,565,138	1,352,952
Additional paid-in capital	13,898,093	13,838,299
Accumulated deficit	(19,289,901)	(26,223,870)
Total stockholders' deficit	(3,780,100)	(11,000,049)
Total liabilities and stockholders' deficit	$150,777	$75,855

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FYNTECHNICAL INNOVATIONS INC.

Formerly SMC ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenue	$24,499	$—	$51,898	$—

Operating Expenses:
General and administrative	153,372	42,083	241,282	129,166
Compensation expense – related party	110,000	116,000	222,000	233,800
Bad debt expense	41,563	300,000	41,563	300,000
Development expense	15,000	30,000	35,000	30,000
Total operating expenses	319,935	488,083	539,845	692,966

Loss from operations	(295,436)	(488,083)	(487,947)	(692,966)

Other income (expense):
Interest expense	(429,635)	(52,312)	(888,188)	(68,063)
Gain on extinguishment of debt	—	—	8,308,360	—
Loss on conversion of debt	(50,636)	—	(50,636)	—
Transaction expense	—	(7,970,400	—	(7,970,400)
Change in fair value of derivative	121,952	(6,108,617)	52,380	(5,732,170)
Total other (expense) income	(358,319)	(14,131,329)	7,421,916	(13,770,633)

Net (loss) income	$(653,755)	$(14,619,412)	$6,933,969	$(14,463,599)

Net (loss) income per share – basic	$(0.00)	$(0.01)	$0.00	$(0.01)
Net (loss) income per share –diluted	$(0.00)	$(0.01)	$0.00	$(0.01)
Weighted average shares outstanding, basic	1,438,725,596	1,433,371,101	1,398,008,272	1,429,545,043
Weighted average shares outstanding, diluted	1,438,725,596	1,433,371,101	8,064,047,154	1,429,545,043

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FYNTECHNICAL INNOVATIONS INC.

Formerly SMC ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three and Six Months Ended June 30, 2025 and 2024

(Unaudited)

	Series A		Series B		Series C		Series D				Additional	Common stock		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	To be	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	Deficit

Balance at December 31, 2023 (restated)	990,346	$990	2,500,000	$32,500	-	$-	-	$-	1,379,960,743	$1,379,961	$12,796,175	$22,000	$(17,793,562)	$(3,561,936)
Common stock issued for services – related party	-	-	-	-	-	-	-	-	19,000,000	19,000	4,800	(22,000)	-	1,800
Common stock issued for services	-	-	-	-	-	-	-	-	75,000,000	75,000	-	-	-	75,000
Net income	-	-	-	-	-	-	-	-	-	-	-	-	155,813	155,813
Balance at March 31, 2024	990,346	990	2,500,000	32,500	-	-	-	-	1,473,960,743	1,473,961	12,800,975	-	(17,637,749)	(3,329,323)
Common stock issued for accrued compensation – related party	-	-	-	-	-	-	-	-	121,990,740	121,991	82,509	-	-	204,500
Common stock issued for accrued compensation	-	-	-	-	-	-	-	-	7,000,000	7,000	7,000	-	-	14,000
Common stock cancelled	-	-	-	-	-	-	-	-	(250,000,000)	(250,000)	250,000	-	-	-
Forgiveness of debt – related party	-	-	-	-	-	-	-	-	-	-	364,690	-	-	364,690
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(14,619,412)	(14,619,412)
Balance at June 30, 2024	990,346	$990	2,500,000	$32,500	-	$-	-	$-	1,352,951,483	$1,352,952	$13,505,174	$-	$(32,257,161)	$(17,365,545)

Balance at December 31, 2024	-	$-	2,500,000	$32,500	-	$-	70,000	$70	1,352,951,483	$1,352,952	$13,838,299	$-	$(26,223,870)	$(11,000,049)
Common stock issued for conversion of debt and accrued interest	-	-	-	-	-	-	-	-	55,793,129	55,793	30,686	-	-	86,479
Preferred stock C issued for acquisition	-	-	-	-	14,000,000	14,000	-	-	-	-	12,600	-	-	26,600
Net income	-	-	-	-	-	-	-	-	-	-	-	-	7,587,724	7,587,724
Balance at March 31, 2025	-	$-	2,500,000	$32,500	14,000,000	$14,000	70,000	$70	1,408,744,612	$1,408,745	$13,881,585	$-	$(18,636,146)	$(3,299,246)
Common stock issued for conversion of debt and accrued interest	-	-	-	-	-	-	-	-	156,393,310	156,393	16,508	-	-	172,901
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(653,755)	(653,755)
Balance at June 30, 2025	-	$-	2,500,000	$32,500	14,000,000	$14,000	70,000	$70	1,565,137,922	$1,565,138	$13,898,093	$-	$(19,289,901)	$(3,780,100)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FYNTECHNICAL INNOVATIONS INC.

Formerly SMC ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$6,933,969	$(14,463,599)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of debt discount	728,328	-
Common stock issued for services – related party	-	1,800
Common stock issued for services	-	75,000
Change in fair value of derivative	(52,380)	5,732,170
Bad debt expense	41,563	300,000
Loss on conversion of debt	50,636	-
Amortization of intangible assets	8,321	-
Gain on extinguishment of debt	(8,308,360)	-
Transaction expense	-	7,970,400
Changes in operating assets and liabilities:
Accounts receivable, net	27,114	-
Accounts payable and accrued liabilities	(16,526)	(9,668)
Accrued interest	157,646	68,063
Accrued compensation - related parties	193,800	244,251
Net cash used in operating activities	(235,889)	(81,583)

Cash flows from investing activities:
Cash acquired pursuant to business acquisition	11,925	-
Net cash provided by investing activities	11,925	-

Cash flows from financing activities:
Repayment- related parties	(3,500)	(1,771)
Proceeds from loan payable	47,201	-
Proceeds from notes	172,730	77,503
Net cash provided by financing activities	216,431	75,732
Net change in cash and cash equivalents	(7,533)	(5,851)
Cash at beginning of period	11,661	7,269
Cash at end of period	$4,128	$1,418

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Preferred stock C issued for acquisition	$26,600	$-
Common stock issued for conversion of debt and accrued interest	$259,380	$-
Acquisition of intangible assets	$-	$29,600

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FYNTECHNICAL INNOVATIONS INC.

Formerly SMC ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

June 30, 2025

(Unaudited)

NOTE 1 — DESCRIPTION OF BUSINESS AND HISTORY

SMC Entertainment, Inc. (the “Company” or “SMC”) was incorporated in the State of Nevada on January 23, 1998, under the name of Professional Recovery Systems, Ltd. On July 25, 2025, the Company legally changed its name from “SMC Entertainment, Inc” to “Fyntechnical Innovations, Inc.”.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates and judgments are based on historical information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Significant estimates include the fair value for derivatives, calculations used for stock-based compensation, fair value of net assets acquired in a business combination and the estimate of the valuation allowance on deferred taxes. Actual results could differ from those estimates.

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount (“FDIC”).

Concentrations

During the three and six months ended and as of June 30, 2025, all revenues attributable to Bateau were with one customer, who is a related party to Bateau.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of June 30, 2025 or December 31, 2024.

Accounts Receivable

Accounts receivable primarily consists of management fees earned for services provided to managed funds and investment vehicles. Accounts receivable are recorded when services are rendered and are typically due within 30 to 90 days. The Company assesses the collectability of receivables on an ongoing basis. An allowance for doubtful accounts is established when there is substantial evidence that the Company will not collect the full amount due under the contractual terms. Factors considered in the assessment include the age of the receivable, the financial condition of the customer, and historical collection experience. As of the reporting date, the Company has determined that all accounts receivable are not collectible and, therefore, was written off as bad debts during the six months ended June 30, 2025.

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

Foreign Currency Translation

The Company’s consolidated financial statements are presented in US Dollar, which is also the functional currency of the Company. For each entity, functional currency is determined and items included in their separate financial statements are measured using that functional currency. All assets and liabilities are translated into U.S. Dollars at the balance sheet date, stockholders’ equity are translated at balance sheet dates, property and equipment and intangible assets are translated at historical rates and revenue and expense accounts are translated at the average exchange rate for the year or the reporting period. The translation adjustments are reported as income or expense in the consolidated statements of operations due to nominal accumulated other comprehensive income.

Basic and Diluted Earnings Per Share

Net income (loss) per common share is computed pursuant to ASC 260-10-45. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. As of June 30, 2025, there are 3,516,174,402, 14,000,000 and 44,400,267 potentially dilutive shares from Series B, Series C and Series D preferred stock, respectively, and 1,148,961,183 potentially diluted shares from convertible debt. Diluted amounts are not presented when the effect of the computations are anti-dilutive due to the losses incurred.

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

The following table classifies the Company’s asset measured at fair value on a recurring basis into the fair value hierarchy as of June 30, 2025:

Description	Level 1	Level 2	Level 3
Derivative liability	$-	$-	$74,164
Total	$-	$-	$74,164

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of December 31, 2024:

Description	Level 1	Level 2	Level 3
Derivative liability	$-	$-	$126,544
Total	$-	$-	$126,544

Segment Information

In accordance with ASC 280, Segment Reporting (“ASC 280”), we identify our operating segments according to how our business activities are managed and evaluated. As of June 30, 2025 our operating segments included: Corporate and Fyniti.  As the Company integrates its acquisition of Bateau, it may reevaluate its operating and reporting segments in the third quarter of 2025. Each operating segment currently reports to the Chief Executive Officer, the chief operating decision-maker. The results of our operating segments are aggregated into one reportable segment. All of the operating segments have met the aggregation criteria and have been aggregated and are presented as one reportable segment, as permitted by ASC 280. We continually monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments.

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” which is intended to enhance the transparency and decision usefulness of income tax disclosures. The guidance addresses investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. The guidance is effective for annual periods beginning after December 15, 2024. We are assessing the impact of this guidance on our disclosures.

In November 2024, the FASB issued Accounting Standards Update 2024-03 "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)" which requires that at each interim and annual reporting period an entity:

1. Disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization included in each relevant expense caption. A relevant expense caption is an expense caption presented on the face of the income statement within continuing operations that contains any of the listed expense categories.

2. Include certain amounts that are already required to be disclosed under current generally accepted accounting principles (GAAP) in the same disclosure as the other disaggregation requirements.

3. Disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively.

4. Disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses.

These amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027: either (1) prospectively to financial statements issued for reporting periods after the effective date of this Update or (2) retrospectively to any or all prior periods presented in the financial statements. The Company expects to enhance disclosures of expenses based on new requirements.

In November 2024, the FASB also issued Accounting Standards Update 2024-04 "Debt - Debt with Conversion and Other Options (Subtopic 470-20) “Induced Conversions of Convertible Debt Instruments” to clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. Under the amendments, to account for a settlement of a convertible debt instrument as an induced conversion, an inducement offer is required to provide the debt holder with, at a minimum, the consideration (in form and amount) issuable under the conversion privileges provided in the terms of the instrument. An entity should assess whether this criterion is satisfied as of the date the inducement offer is accepted by the holder. If, when applying this criterion, the convertible debt instrument had been exchanged or modified (without being deemed substantially different) within the one-year period leading up to the offer acceptance date, an entity should compare the terms provided in the inducement offer with the terms that existed one year before the offer acceptance date. The amendments in this Update also clarify that the induced conversion guidance applies to a convertible debt instrument that is not currently convertible as long as it had a substantive conversion feature as of both its issuance date and the date the inducement offer is accepted. The amendments are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company is examining the impact this pronouncement may have on the Company’s consolidated financial statements.

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

NOTE 3 — GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses since inception, has an accumulated deficit of $19,289,901 at June 30, 2025 and has no assurance of future profitability. The Company will continue to require financing from external sources to finance its operating and investing activities until sufficient positive cash flows from operations can be generated. There is no assurance that financing or profitability will be achieved, accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 4 — INTANGIBLE ASSETS

Intangible assets as of June 30, 2025 and December 31, 2024 consisted of the following:

	June 30,	December 31,
	2025	2024
Developed technology	$64,194	$64,194
Customer relationships	90,776	-
	154,970	64,194
Less: Accumulated amortization	(8,321)	-
	$146,649	$64,194

See Note 9 for further detail on the customer relationships acquired pursuant to the Bateau acquisition in January 2025.

In connection with the Fyniti acquisition, the Company identified intangible assets of $64,194 pertaining to developed technology of the Fyniti platform.  The developed technology will be amortized over an estimated useful life of 3 years when placed in service, which is expected in third quarter of 2025.

During the three and six months ended June 30, 2025, the Company recorded amortization expense of $4,539 and $8,321, respectively.

The estimated future amortization expense for the next five years and thereafter is as follows:

Year ending December 31,
2025	$9,835
2026	18,155
2027	18,155
2028	18,155
Thereafter	18,155
Total	$82,455

NOTE 5 — CONVERTIBLE NOTES PAYABLE

A summary of all the Company’s convertible loans is as follows.

	Date	Maturity		Balance			Conversions/		Balance	Cony
	Issued	Date		12/31/24		Additions	Payments		6/30/25	Terms
Christopher Whitcomb	7/7/2016	7/7/2017	18%		$2,393	$-		$-	$2,393	(1)
Christopher Whitcomb	1/25/2017	1/25/2018	18%		$29,050	$-		$-	$29,050	(1)
Christopher Whitcomb	5/30/2017	5/30/2018	18%		$32,640	$-		$-	$32,640	(1)
Kanno Group Holdings ll Ltd	10/1/2019	10/1/2020	12%		$42,601	$-		$(42,601)	$-	$0.00466
Kanno Group Holdings ll Ltd	1/6/2020	1/6/2021	12%		$14,977	$-		$(14,977)	$-	$0.00615
Kanno Group Holdings ll Ltd	6/30/2020	6/30/2021	12%		$7,732	$-		$(7,732)	$-	$0.00615
Kanno Group Holdings ll Ltd	12/31/2020	12/31/2021	12%		$9,527	$-		$(9,527)	$-	$0.00185
Kanno Group Holdings ll Ltd	3/31/2021	3/31/2022	12%		$5,112	$-		$(5,112)	$-	$0.00628
Kanno Group Holdings ll Ltd	7/24/2021	7/24/2022	12%		$5,406	$-		$(5,406)	$-	$0.00603
Kanno Group Holdings ll Ltd	11/1/2021	11/1/2022	12%		$2,828	$-		$(2,828)	$-	$0.00544
Kanno Group Holdings ll Ltd	12/31/2021	12/31/2022	12%		$37,391	$-		$-	$37,391	$0.00509
Kanno Group Holdings ll Ltd	3/31/2022	3/31/2023	12%		$7,606	$-		$-	$7,606	$0.00222
Kanno Group Holdings ll Ltd	4/25/2022	4/25/2023	12%		$50,000	$-		$-	$50,000	$0.00206
Kanno Group Holdings ll Ltd	7/12/2022	7/12/2023	12%		$2,388	$-		$-	$2,388	$0.00163
Kanno Group Holdings ll Ltd	11/3/2022	11/3/2023	n/a		$11,357	$-		$-	$11,357	$0.00167
Kanno Group Holdings ll Ltd	12/31/2022	12/31/2023	n/a		$6,407	$-		$-	$6,407	$0.00096
Kanno Group Holdings ll Ltd	3/31/2023	3/31/2024	n/a		$13,312	$-		$-	$13,312	$0.00054
Kanno Group Holdings ll Ltd	6/30/2023	6/30/2024	n/a		$89,038	$-		$-	$89,038	$0.00084
Kanno Group Holdings ll Ltd	9/30/2023	9/30/2024	n/a		$36,230	$-		$-	$36,230	$0.00042
Kanno Group Holdings ll Ltd	12/31/2023	9/30/2024	n/a		$19,726	$-		$-	$19,726	$0.00035
Kanno Group Holdings ll Ltd	3/31/2024	3/31/2025	n/a		$9,918	$-		$-	$9,918	$0.00030
Kanno Group Holdings ll Ltd	6/30/2024	6/30/2025	n/a		$67,584	$-		$-	$67,584	$0.00117
ChainTrade, Ltd	5/30/2024	11/30/2025	5%		$8,000,000	$-		$(8,000,000)	$-	$1.00000
Proactive Capital Partners	7/1/2024	demand	10%		$35,000	$-		$(16,847)	$18,153	$0.00200
Kanno Group Holdings ll Ltd	9/30/2024	9/30/2025	n/a		$48,845	$-		$-	$48,845	$0.00110
Proactive Capital Partners	11/12/24	8/1/25	10%		$15,000	$-		$-	$15,000	$0.001
Red Road Holdings Corp	9/15/24	12/6/25	12%		$51,000	$-		$(51,000)	$-	(2)
Kanno Group Holdings ll Ltd	12/31/24	12/31/25	n/a		$35,824	$-		$-	$35,824	$0.00066
bateau					$-	$2,000,000		$-	$2,000,000	*
Red Road Holdings Corp	1/9/25	10/30/25	12%		$-	$56,000		$-	$56,000	(2)
Red Road Holdings Corp	3/11/25	12/30/25	12%		$-	$48,000		$-	$48,000	(2)
Kanno Group Holdings ll Ltd	6/30/25	6/30/2026	n/a	$		$26,133	$		$26,133	$0.001
Kanno Group Holdings ll Ltd	6/30/25	6/30/2026	n/a	$		$34,198	$		$34,198	$0.001
Red Road Holdings Corp	4/14/25	2/15/26	15%	$		$27,600	$		$27,600	(2)
					$8,688,892	$2,191,931		$(8,156,030)	$2,724,793

Kanno Group Holdings 11 Ltd - accrued interest					$72,228	$17,475		(40,502)	$49,201
Other accrued interest					309,272	135,599		(310,002)	134,869
Less:- discount					(5,333)	(1,293,072)		-	(1,298,405)
Total convertible debt and accrued interest					$9,065,059	$1,051,933		$(8,506,534)	$1,610,458

(1)	25% discount to the lowest closing price within the 60 previous trading sessions.
(2)	greater of 1) $0.0003, or 65% of the lowest trading price for 10 days prior to conversion date.
*	Represents the seller of Bateau (see Note 9).

On January 9, 2025, the Company issued two convertible promissory notes to the sellers of Bateau for an aggregate principal of $2,000,000.  The notes are convertible into shares of common stock at $1.00 per share.  The Company recorded the notes at a fair value of $3,800, based on the 2,000,000 shares of common stock for which the notes are convertible into and the fair value of the Company’s common stock of $0.0019 at the time of issuance. Accordingly, the Company recognized a debt discount of $1,996,200 pertaining to the Bateau notes.  Through June 30, 2025, $772,012 of the notes were amortized to interest expense.

On March 16, 2025, Kanno converted $57,578 and $28,901 of principal and interest, respectively, into 55,793,129 shares of common stock.

In June 2025, Kanno converted $30,605 and $11,602 of principal and interest, respectively, into 38,369,336 shares of common stock.

In June 2025, the Company entered into a debt conversion transaction with Red Road, whereby $51,000 of principal and $3,060 of accrued interest were converted into 108,023,974 shares of common stock. The shares issued had a fair value of $110,696 at the date of conversion. As a result, the Company recognized a loss on conversion of debt of $50,636, which is presented within other income (expense) in the consolidated statements of operations. In addition, the Company incurred $6,000 of conversion-related fees, which are included in general and administrative expenses.

In June 2025, Proactive Capital converted $16,847 and $3,153 of principal and interest, respectively, into 10,000,000 shares of common stock.

All notes past their maturity date are considered to be in default.

The following is a summary of the convertible notes:

	June 30, 2025	December 31, 2024
Total convertible notes, principal outstanding	$2,724,793	$688,892
Less: unamortized debt discount	(1,298,405)	(5,333)
Convertible notes - net of debt discount	$1,426,388	$683,559

	June 30, 2025	December 31, 2024
Convertible notes, principal - abandoned acquisition	$-	$8,000,000
Convertible notes, accrued interest - abandoned acquisition	-	235,617
Convertible notes and interest - abandoned acquisition	$-	$8,235,617

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

Derivative Liability

A summary of the activity of the derivative liability for the notes above is as follows:

Derivative
Liability
Balance at December 31, 2024	$126,544
Derivative gain due to mark to market adjustment	(52,380)
Balance at June 30, 2025	$74,164

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy as of June 30, 2025, is as follows:

				Initial
Inputs	June 30, 2025	March 31, 2025	December 31, 2024	Valuation
Stock price	$0.0006	$0.0019	$0.0015	$0.006 - $0.0115
Conversion price	$0.0004	$0.0007 - $0.0008	$0.0007 - $0.0008	$0.0016 - $0.0098
Volatility (annual)	220.03%	171.84%-213.52%	145.76% - 213.52%	163.53% - 214.94%
Risk-free rate	4.410%	4.32% - 4.24%	4.73% - 4.24%	0.39% - 1.55%
Dividend rate		-	-	-
Years to maturity	0.25	0.25 - 0.51	0.25 - 0.51	1

The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management.

NOTE 6 — COMMON STOCK

In June 2025, Kanno converted $30,605 and $11,602 of principal and interest, respectively, into 38,369,336 shares of common stock.

In June 2025, the Company entered into a debt conversion transaction with Red Road, whereby $51,000 of principal and $3,060 of accrued interest were converted into 108,023,974 shares of common stock. The shares issued had a fair value of $110,696 at the date of conversion. As a result, the Company recognized a loss on conversion of debt of $50,636, which is presented within other income (expense) in the consolidated statements of operations. In addition, the Company incurred $6,000 of conversion-related fees, which are included in general and administrative expenses.

In June 2025, Proactive Capital converted $16,847 and $3,153 of principal and interest, respectively, into 10,000,000 shares of common stock.

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

As of June 30, 2025 and December 31, 2024, there were 2,500,000 shares of Series B Preferred Stock outstanding.

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

As of June 30, 2025, there were 14,000,000 shares of Series C Preferred Stock outstanding.

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

On December 30, 2024, Kanno converted $150,000 in accrued interest into 15,000 shares of Series D stock.

As of June 30, 2025 and December 31, 2024, there were 70,000 shares of Series D preferred stock outstanding.

NOTE 8 — RELATED PARTY TRANSACTIONS

On March 31, 2024, the Company entered into a new consulting agreement with Ronald Hughes and North Arm Capital LLC. Per the terms of the agreement, effective January 1, 2024, Mr. Hughes is to be compensated $5,000 per month. In addition, the Company issued to Mr. Hughes a convertible promissory note for all accrued compensation as of December 31, 2023. The note for $517,000 is non-interest bearing and convertible into shares of common stock at $0.0006 per share. As of June 30, 2025 and December 31, 2024, there is $65,000 and $35,000 due to Mr. Hughes, respectively, for accrued consulting services.

On March 31, 2024, the Company entered into a new consulting agreement with Erik Blum and J W Price LLC. Per the terms of the agreement, effective January 1, 2024, Mr. Blum is to be compensated $26,666 per month. In addition, the Company issued to Mr. Blum a convertible promissory note for all accrued compensation as of December 31, 2023. The note for $594,460 is non-interest bearing and convertible into shares of common stock at $0.00055 per share. As of June 30, 2025 and December 31, 2024, there is $311,510 and $177,710 due to Mr. Blum, respectively, for accrued consulting services.

As of June 30, 2025 and December 31, 2024, there is $42,000 due to Mr. Yang, who resigned as CFO in January 2025.

The following is a summary of notes payable to related parties as of June 30, 2025:

Convertible note to Mr. Hughes for accrued compensation
as of June 30, 2025. Non-interest bearing and convertible
into shares of common stock at $0.0006 per share.	$517,000

Convertible note to Mr. Blum for accrued compensation
as of June 30, 2025. Non-interest bearing and convertible
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

Provisional Purchase Price Allocation

Consideration
Series C Preferred stock	$26,600
Convertible notes	3,800
Total consideration issued	$30,400
Identified assets, liabilities, and noncontrolling interest
Cash	11,925
Intangible assets - customer relationships	90,776
Accounts receivable, net	68,677
Accounts payable and accrued liabilities	(47,393)
Loan payable	(93,585)
Total identified assets, liabilities, and noncontrolling interest	30,400
Excess purchase price allocated to goodwill	$-

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net revenues	$24,499	$42,300	$51,898	$84,599
Net (loss) income	$(653,755)	$(14,646,453)	$6,933,969	$(14,517,681)
Net (loss) income per common share	$(0.00)	$(0.01)	$0.00	$(0.01)

NOTE 10 — SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, Subsequent Events, from the balance sheet date through the date the consolidated financial statements were issued and has determined that there are the following material subsequent events.

In July 2025, the Company converted $63,860 of its outstanding convertible note payable into 196,492,306 shares of common stock.

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

Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024

Revenue

For the three months ended June 30, 2025 and 2024, we recognized $24,499 and $0 revenue, respectively. In the current period our revenue came via management fees from the newly acquired Bateau Asset Management Pty, Ltd.

General and Administrative Expenses

General and Administrative expenses (“G&A”) for the three months ended June 30, 2025 were $153,372 as compared to $42,083 for the comparable prior period, an increase of $111,289 or 264.45%. In the current period we had G&A expense for Bateau of $89,005. This added G&A expense was offset by a decrease in consulting expense during the period.

Compensation Expense – Related Party

Compensation Expense – Related Party for the three months ended June 30, 2025, was $110,000 as compared to $116,000 for the comparable prior period, a decrease of $6,000 or 5.17%.

Bad Debt Expense

During the three months ended June 30, 2025, we have bad debt expense of $41,563 that relates to customer Ballast Corporation Pty Ltd compared to wrote off a $300,000 note receivable for the comparable prior period.

Development Expense

During the three months ended June 30, 2025, we have new development expense of $15,000 for payments made to Plato Technologies compared to $30,000 for the comparable prior period.

Other Income (Expense)

Total other income (expense) for the three months ended June 30, 2025, was $(358,319) compared to $(14,131,329) for the comparable prior period. In the current period we had interest expense of $429,635, of which $383,880 was for the amortization of debt discount, a gain of $121,952 related to the change in the fair value of derivatives and a loss of $50,636 on conversion of debt. In the prior period we had interest expense of $52,312, a loss of $6,108,617 related to the change in the fair value of derivatives and a loss $7,970,400 transaction expense.

Net Loss

For the three months ended June 30, 2025, we had net loss of $653,755, mainly due to the interest expense. For the three months ended June 30, 2024, we had net loss of $14,619,412, mainly due to loss of $6,108,617 from change in fair value of derivatives and transaction expense of $7,970,400.

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

Revenue

For the six months ended June 30, 2025 and 2024, we recognized $51,898 and $0 revenue, respectively. In the current period our revenue came via management fees from the newly acquired Bateau Asset Management Pty, Ltd.

General and Administrative Expenses

General and Administrative expenses (“G&A”) for the six months ended June 30, 2025 were $241,282 as compared to $129,166 for the comparable prior period, an increase of $112,116 or 86.80%. In the current period we had G&A expense for Bateau of $109,946. This added G&A expense was offset by a decrease in consulting expense during the period.

 Compensation Expense – Related Party

Compensation Expense – Related Party for the six months ended June 30, 2025, was $222,000 as compared to $233,800 for the comparable prior period, a decrease of $11,800 or 5.05%.

Bad Debt Expense

During the six months ended June 30, 2025, we have bad debt expense of $41,563 that relates to customer Ballast Corporation Pty Ltd compared to wrote off a $300,000 note receivable for the comparable prior period.

Development Expense

During the six months ended June 30, 2025, we have new development expense of $35,000 for payments made to Plato Technologies compared to $30,000 for the comparable prior period.

Other Income (Expense)

Total other income (expense) for the six months ended June 30, 2025, was $7,421,916 compared to $(13,770,633) for the comparable prior period. In the current period we had gain of $8,308,360 on extinguishment of debt, partially offset by interest expense of $888,188, of which $728,328 was for the amortization of debt discount, a gain of

$52,380 related to the change in the fair value of derivatives and a loss of $50,636 on conversion of debt. In the prior period we had interest expense of $68,063, a loss of $5,732,170 related to the change in the fair value of derivatives and a loss $7,970,400 transaction expense.

Net Loss

For the six months ended June 30, 2025, we had net income of $6,933,969, mainly due to the gain on extinguishment of debt of $8,308,360. For the six months ended June 30, 2024, we had net loss of $14,463,599, mainly due to loss of $5,732,170 from change in fair value of derivatives and transaction expense of $7,970,400.

Liquidity and Capital Resources

During the six months ended June 30, 2025, we used $235,889 of cash in operations compared to $81,583 used in the prior period.

During the six months ended June 30, 2025, we netted $11,925 of cash from investing activities compared to $0 received in the prior period resulting from cash acquired pursuant to the Bateau acquisition.

During the six months ended June 30, 2025, we netted $216,431 of cash from financing activities compared to $75,732 received in the prior period.

As of June 30, 2025, we have convertible notes, including accrued interest, due of $1,610,458. We also have notes payable to related parties of $1,111,460.

The following is a summary of the convertible notes:

	June 30, 2025	December 31, 2024
Total convertible notes, principal outstanding	$2,724,793	$688,892
Less: unamortized debt discount	(1,298,405)	(5,333)
Convertible notes - net of debt discount	$1,426,388	$683,559

Off-Balance Sheet Arrangements

As of June 30, 2025, the Company had no off-balance sheet arrangements.

Going Concern

Our auditors have expressed substantial doubt as to our ability to continue as a going concern. The accompanying unaudited consolidated financial statements have been prepared on a going concern basis. For the six months ended June 30, 2025, the Company had net income of $6,933,969; however, this was largely due to the extinguishment of debt. We had net cash used in operating activities of $235,889 and an accumulated deficit of $19,289,901. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies

Refer to Note 2 for a condensed discussion of our critical accounting policies and to our Form 10-K, which includes our audited financial statements for the year ended December 31, 2024, for a full discussion of our critical accounting policies.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures during the six months ended June 30, 2025 were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The term “disclosure controls and procedures,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Notwithstanding the identified material weaknesses, management believes the financial statements included in this quarterly report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: September 12, 2025	FYNTECHNICAL INNOVATIONS INC. Formerly SMC ENTERTAINMENT,

	By:	/s/ Erik Blum
Name: Erik Blum
Title: Chief Executive Officer
(Principal Executive Officer) and Director

	By:	/s/ Eric Sherb
Name: Eric Sherb
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

