Form 10-Q
period 2025-09-30
Fyntechnical Innovations Inc
filed 2026-01-13
CIK 1497230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

The number of shares of Common Stock, $0.001 par value of the registrant outstanding at January 12, 2026 was 2,800,135,695 shares.

FORM 10-Q

For the Quarterly Period Ended September 30, 2025

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FYNTECHNICAL INNOVATIONS INC.

Formerly SMC ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets:
Cash	$15,576	$11,661
Accounts receivable, net	27,332	-
Prepaid expense	6,087	-
Total current assets	48,995	11,661
Intangible assets, net	142,110	64,194
Total assets	$191,105	$75,855

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$172,778	$139,631
Accrued compensation - related parties	908,885	615,585
Due to related party	13,625	17,625
Notes payable – related parties	1,111,460	1,111,460
Convertible notes - net of debt discount	1,714,995	683,559
Convertible notes and interest - abandoned acquisition	-	8,235,617
Accrued interest	131,230	145,883
Derivative liability	119,140	126,544
Loan payable	155,167	-
Total liabilities	4,327,280	11,075,904

Commitments and contingencies	-	-

Stockholders' deficit:
Series A preferred stock, $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding as of both September 30, 2025 and December 31, 2024	-	-
Series B preferred stock, $10.00 par value, 4,500,000 shares authorized, 2,500,000 shares issued and outstanding as of both September 30, 2025 and December 31, 2024	32,500	32,500
Series C preferred stock, $0.001 par value, 25,000,000 shares authorized, 14,000,000 and 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	14,000	-
Series D preferred stock, $0.001 par value, 100,000 shares authorized, 70,000 shares issued and outstanding as of both September 30, 2025 and December 31, 2024	70	70
Common stock, $0.001 par value, 3,000,000,000 shares authorized, 2,236,022,389 and 1,352,951,483 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	2,236,022	1,352,952
Additional paid-in capital	13,476,489	13,838,299
Accumulated deficit	(19,889,057)	(26,223,870)
Accumulated other comprehensive loss	(6,199)	-
Total stockholders' deficit	(4,136,175)	(11,000,049)
Total liabilities and stockholders' deficit	$191,105	$75,855

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FYNTECHNICAL INNOVATIONS INC.

Formerly SMC ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue	$25,404	$-	$77,302	$-

Operating expenses:
General and administrative	58,335	62,446	341,180	191,612
Compensation expense – related party	110,000	116,000	332,000	349,800
Bad debt expense	-	-	-	300,000
Development expense	10,000	68,800	45,000	98,800
Total operating expenses	178,335	247,246	718,180	940,212

Loss from operations	(152,931)	(247,246)	(640,878)	(940,212)

Other income (expense):
Interest expense	(435,329)	(118,892)	(1,323,517)	(186,955)
Gain on extinguishment of debt	138,242	150,384	8,446,602	150,384
Change in fair value of derivative	16,425	5,907,520	68,805	175,350
Transaction expense	-	-	-	(7,970,400)
Loss on conversion of debt	(134,162)	-	(184,798)	-
Loss on issuance on convertible debt	(31,401)	-	(31,401)	-
Total other income (expense), net	(446,225)	5,939,012	6,975,691	(7,831,621)

Net (loss) income	(599,156)	5,691,766	6,334,813	(8,771,833)
Other comprehensive loss	(6,199)	-	(6,199)	-
Net comprehensive Income (loss)	$(605,355)	$5,691,766	$6,328,614	$(8,771,833)

Net (loss) income per common share - basic	$(0.00)	$0.00	$0.00	$(0.01)
Net (loss) income per common share - diluted	$(0.00)	$0.00	$0.00	$(0.01)

Weighted average common shares outstanding -basic	1,792,506,331	1,352,951,483	1,532,626,964	1,403,827,497
Weighted average common shares outstanding -diluted	1,792,506,331	4,930,411,771	7,830,237,368	1,403,827,497

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FYNTECHNICAL INNOVATIONS INC.

Formerly SMC ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three and Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	Series A		Series B		Series C		Series D				Additional	Common stock		Accumulated Other	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	To be	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	Loss	Deficit
Balance at December 31, 2023 (restated)	990,346	$990	2,500,000	$32,500	-	$-	-	$-	1,379,960,743	$1,379,961	$12,796,175	$22,000	$(17,793,562)	$-	$(3,561,936)
Common stock issued for services – related party	-	-	-	-	-	-	-	-	19,000,000	19,000	4,800	(22,000)	-	-	1,800
Common stock issued for services	-	-	-	-	-	-	-	-	75,000,000	75,000	-	-	-	-	75,000
Net income	-	-	-	-	-	-	-	-	-	-	-	-	155,813	-	155,813
Balance at March 31, 2024	990,346	990	2,500,000	32,500	-	-	-	-	1,473,960,743	1,473,961	12,800,975	-	(17,637,749)	-	(3,329,323)
Common stock issued for accrued compensation – related party	-	-	-	-	-	-	-	-	121,990,740	121,991	82,509	-	-	-	204,500
Common stock issued for accrued compensation	-	-	-	-	-	-	-	-	7,000,000	7,000	7,000	-	-	-	14,000
Common stock cancelled	-	-	-	-	-	-	-	-	(250,000,000)	(250,000)	250,000	-	-	-	-
Forgiveness of debt – related party	-	-	-	-	-	-	-	-	-	-	364,690	-	-	-	364,690
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(14,619,412)	-	(14,619,412)
Balance at June 30, 2024	990,346	990	2,500,000	32,500	-	-	-	-	1,352,951,483	1,352,952	13,505,174	-	(32,257,161)	-	(17,365,545)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	5,691,766	-	5,691,766
Balance at September 30, 2024	990,346	$990	2,500,000	$32,500	-	$-	-	$-	1,352,951,483	$1,352,952	$13,505,174	$-	$(26,565,395)	$-	$(11,673,779)

Balance at December 31, 2024	-	$-	2,500,000	$32,500	-	$-	70,000	$70	1,352,951,483	$1,352,952	$13,838,299	$-	$(26,223,870)	$-	$(11,000,049)
Common stock issued for conversion of debt and accrued interest	-	-	-	-	-	-	-	-	55,793,129	55,793	30,686	-	-	-	86,479
Preferred stock C issued for acquisition	-	-	-	-	14,000,000	14,000	-	-	-	-	12,600	-	-	-	26,600
Net income	-	-	-	-	-	-	-	-	-	-	-	-	7,587,724	-	7,587,724
Balance at March 31, 2025	-	$-	2,500,000	32,500	14,000,000	14,000	70,000	70	1,408,744,612	1,408,745	13,881,585	-	(18,636,146)	-	(3,299,246)
Common stock issued for conversion of debt and accrued interest	-	-	-	-	-	-	-	-	156,393,310	156,393	16,508	-	-	-	172,901
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(653,755)	-	(653,755)
Balance at June 30, 2025	-	-	2,500,000	32,500	14,000,000	14,000	70,000	70	1,565,137,922	1,565,138	13,898,093	-	(19,289,901)	-	(3,780,100)
Common stock issued for conversion of debt and accrued interest	-	-	-	-	-	-	-	-	670,884,467	670,884	(421,604)	-	-	-	249,280
Currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	-	(6,199)	(6,199)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(599,156)	-	(599,156)
Balance at September 30, 2025	-	$-	2,500,000	$32,500	14,000,000	$14,000	70,000	$70	2,236,022,389	$2,236,022	$13,476,489	$-	$(19,889,057)	$(6,199)	$(4,136,175)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FYNTECHNICAL INNOVATIONS INC.

Formerly SMC ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$6,334,813	$(8,771,833)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of debt discount	1,121,139	-
Common stock issued for services – related party	-	1,800
Common stock issued for services	-	75,000
Change in fair value of derivative	(68,805)	(175,351)
Bad debt expense	-	300,000
Loss on issuance on convertible debt	31,401	-
Loss on conversion of debt	184,798	-
Amortization of intangible assets	12,860	-
Gain on extinguishment of debt	(8,446,602)	(150,384)
Transaction expense	-	7,970,400
Changes in operating assets and liabilities:
Accounts receivable, net	41,345	-
Prepaid expense	(6,087)	-
Accounts payable and accrued liabilities	(14,246)	42,568
Accrued interest	186,182	186,955
Accrued compensation - related parties	293,300	355,751
Net cash used in operating activities	(329,902)	(165,094)

Cash flows from investing activities:
Cash acquired pursuant to business acquisition	11,925	-
Net cash provided by investing activities	11,925	-

Cash flows from financing activities:
Repayment- related parties	(4,000)	(1,770)
Proceeds from loan payable	61,582	161,347
Proceeds from notes	270,509	-
Net cash provided by financing activities	328,091	159,577
Net change in cash	10,114	(5,517)
Effect of exchange rate on cash	(6,199)	-
Cash at beginning of period	11,661	7,269
Cash at end of period	$15,576	$1,752

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Preferred stock C issued for acquisition	$26,600	$-
Common stock issued for conversion of debt and accrued interest	$508,660	$-
Acquisition of intangible assets	$-	$29,600

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FYNTECHNICAL INNOVATIONS INC.

Formerly SMC ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

September 30, 2025

(Unaudited)

NOTE 1 — DESCRIPTION OF BUSINESS AND HISTORY

SMC Entertainment, Inc. (the “Company” or “SMC”) was incorporated in the State of Nevada on January 23, 1998, under the name of Professional Recovery Systems, Ltd. On July 25, 2025, the Company legally changed its name from “SMC Entertainment, Inc.” to “Fyntechnical Innovations, Inc.”

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

Concentrations

During the three and nine months ended and as of September 30, 2025, all revenues attributable to Bateau were with one customer, who is a related party to Bateau.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of September 30, 2025 or December 31, 2024.

Accounts Receivable

Accounts receivable primarily consists of management fees earned for services provided to managed funds and investment vehicles. Accounts receivable are recorded when services are rendered and are typically due within 30 to 90 days. The Company assesses the collectability of receivables on an ongoing basis. An allowance for doubtful accounts is established when there is substantial evidence that the Company will not collect the full amount due under the contractual terms. Factors considered in the assessment include the age of the receivable, the financial condition of the customer, and historical collection experience. As of September 30, 2025, the Company determined that all accounts receivable were collectible, and accordingly, no allowance for doubtful accounts was recorded, and no bad debt expense was recognized during the nine months ended September 30, 2025.

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

Basic and Diluted Earnings Per Share

Net income (loss) per common share is computed pursuant to ASC 260-10-45. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. As of September 30, 2025, there are 3,516,174,402, 14,000,000 and 46,459,667 potentially dilutive shares from Series B, Series C and Series D preferred stock, respectively, and 3,976,128,348 potentially diluted shares from convertible debt. Diluted amounts are not presented when the effect of the computations are anti-dilutive due to the losses incurred.

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

The following table classifies the Company’s asset measured at fair value on a recurring basis into the fair value hierarchy as of September 30, 2025:

Description	Level 1	Level 2	Level 3
Derivative liability	$-	$-	$119,140
Total	$-	$-	$119,140

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of December 31, 2024:

Description	Level 1	Level 2	Level 3
Derivative liability	$-	$-	$126,544
Total	$-	$-	$126,544

Segment Information

In accordance with ASC 280, Segment Reporting (“ASC 280”), we identify our operating segments according to how our business activities are managed and evaluated. As of September 30, 2025 our operating segments included: Corporate and Fyniti.  As the Company integrates its acquisition of Bateau, it may reevaluate its operating and reporting segments in the third quarter of 2025. Each operating segment currently reports to the Chief Executive Officer, the chief operating decision-maker. The results of our operating segments are aggregated into one reportable segment. All of the operating segments have met the aggregation criteria and have been aggregated and are presented as one reportable segment, as permitted by ASC 280. We continually monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments.

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

NOTE 3 — GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses since inception, has an accumulated deficit of $19,889,057 at September 30, 2025 and has no assurance of future profitability. The Company will continue to require financing from external sources to finance its operating and investing activities until sufficient positive cash flows from operations can be generated. There is no assurance that financing or profitability will be achieved, accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 4 — INTANGIBLE ASSETS

Intangible assets as of September 30, 2025 and December 31, 2024 consisted of the following:

	September 30,	December 31,
	2025	2024
Developed technology	$64,194	$64,194
Customer relationships	90,776	-
	154,970	64,194
Less: Accumulated amortization	(12,860)	-
	$142,110	$64,194

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

During the three and nine months ended September 30, 2025, the Company recorded amortization expense of $4,539 and $12,860, respectively.

The estimated future amortization expense for the next five years and thereafter is as follows:

Year ending December 31,
2025	$5,296
2026	18,155
2027	18,155
2028	18,155
Thereafter	18,155
Total	$77,916

NOTE 5 — CONVERTIBLE NOTES PAYABLE

A summary of all the Company’s convertible loans is as follows.

	Date	Maturity		Balance		Conversions/	Balance	Cony
	Issued	Date		12/31/2024	Additions	Payments	9/30/2025	Terms

Christopher Whitcomb	7/7/2016	7/7/2017	18%	$2,393	$-	$-	$2,393	(1)
Christopher Whitcomb	1/25/2017	1/25/2018	18%	$29,050	$-	$(29,050)	$-	(1)
Christopher Whitcomb	5/30/2017	5/30/2018	18%	$32,640	$-	$(32,640)	$-	(1)
Kanno Group Holdings ll Ltd	10/1/2019	10/1/2020	12%	$42,601	$-	$(42,601)	$-	$0.00466
Kanno Group Holdings ll Ltd	1/6/2020	1/6/2021	12%	$14,977	$-	$(14,977)	$-	$0.00615
Kanno Group Holdings ll Ltd	6/30/2020	6/30/2021	12%	$7,732	$-	$(7,732)	$-	$0.00615
Kanno Group Holdings ll Ltd	12/31/2020	12/31/2021	12%	$9,527	$-	$(9,527)	$-	$0.00185
Kanno Group Holdings ll Ltd	3/31/2021	3/31/2022	12%	$5,112	$-	$(5,112)	$-	$0.00628
Kanno Group Holdings ll Ltd	7/24/2021	7/24/2022	12%	$5,406	$-	$(5,406)	$-	$0.00603
Kanno Group Holdings ll Ltd	11/1/2021	11/1/2022	12%	$2,828	$-	$(2,828)	$-	$0.00544
Kanno Group Holdings ll Ltd	12/31/2021	12/31/2022	12%	$37,391	$-	$-	$37,391	$0.00509

Kanno Group Holdings ll Ltd	3/31/2022	3/31/2023	12%	$7,606	$-	$-	$7,606	$0.00222
Kanno Group Holdings ll Ltd	4/25/2022	4/25/2023	12%	$50,000	$-	$(50,000)	$-	$0.00206
Kanno Group Holdings ll Ltd	7/12/2022	7/12/2023	12%	$2,388	$-	$-	$2,388	$0.00163
Kanno Group Holdings ll Ltd	11/3/2022	11/3/2023	n/a	$11,357	$-	$-	$11,357	$0.00167
Kanno Group Holdings ll Ltd	12/31/2022	12/31/2023	n/a	$6,407	$-	$-	$6,407	$0.00096
Kanno Group Holdings ll Ltd	3/31/2023	3/31/2024	n/a	$13,312	$-	$-	$13,312	$0.00054
Kanno Group Holdings ll Ltd	6/30/2023	6/30/2024	n/a	$89,038	$-	$-	$89,038	$0.00084
Kanno Group Holdings ll Ltd	9/30/2023	9/30/2024	n/a	$36,230	$-	$-	$36,230	$0.00042
Kanno Group Holdings ll Ltd	12/31/2023	9/30/2024	n/a	$19,726	$-	$-	$19,726	$0.00035
Kanno Group Holdings ll Ltd	3/31/2024	3/31/2025	n/a	$9,918	$-	$-	$9,918	$0.00030
Kanno Group Holdings ll Ltd	6/30/2024	6/30/2025	n/a	$67,584	$-	$-	$67,584	$0.00117
ChainTrade, Ltd	5/30/2024	11/30/2025	5%	$8,000,000	$-	$(8,000,000)	$-	$1.00000
Proactive Capital Partners	7/1/2024	demand	10%	$35,000	$-	$(16,847)	$18,153	$0.00200
Kanno Group Holdings ll Ltd	9/30/2024	9/30/2025	n/a	$48,845	$-	$-	$48,845	$0.00110
Proactive Capital Partners	11/12/2024	8/1/2025	10%	$15,000	$-	$-	$15,000	$0.001
Red Road Holdings Corp	9/15/2024	12/6/2025	12%	$51,000	$-	$(51,000)	$-	(2)
Kanno Group Holdings ll Ltd	12/31/2024	12/31/2025	n/a	$35,824	$-	$-	$35,824	$0.00066
bateau				$-	$2,000,000	$-	$2,000,000	*
Red Road Holdings Corp	1/9/2025	10/30/2025	12%	$-	$56,000	$(56,000)	$-	(2)
Red Road Holdings Corp	3/11/2025	12/30/2025	12%	$-	$48,000	$(34,920)	$13,080	(2)
Kanno Group Holdings ll Ltd	6/30/2025	6/30/2026	n/a	$-	$26,133	$-	$26,133	$0.00110
Kanno Group Holdings ll Ltd	6/30/2025	6/30/2026	n/a	$-	$34,198	$-	$34,198	$0.00110
Red Road Holdings Corp	4/14/2025	2/15/2026	15%	$-	$27,600	$-	$27,600	(2)

Kanno Group Holdings ll Ltd	9/30/2025	9/30/2026	n/a	$-	$53,956	$-	$53,956	$0.0001
AES Capital Management	8/22/2025	8/22/2026	10%	$-	$33,500	$-	$33,500	(3)
AES Capital Management	8/20/2025	8/20/2026	12%	$-	$63,825	$(19,375)	$44,450	$0.00206

				$8,688,892	$2,343,212	$(8,378,015)	$2,654,089

Kanno Group Holdings 11 Ltd - accrued interest				$72,228	$25,938	(54,327)	$43,839
Other accrued interest				309,272	168,033	(389,914)	87,391
Less:- discount				(5,333)	(933,761)	-	(939,094)
Total convertible debt and accrued interest				$9,065,059	$1,603,422	$(8,822,256)	$1,846,225

(1)	25% discount to the lowest closing price within the 60 previous trading sessions.
(2)	greater of 1) $0.0003, or 65% of the lowest trading price for 10 days prior to conversion date. (3) 54% of the lowest trading price for 20 days prior to conversion date.
*	Represents the seller of Bateau (see Note 9).

On January 9, 2025, the Company issued two convertible promissory notes to the sellers of Bateau for an aggregate principal of $2,000,000.  The notes are convertible into shares of common stock at $1.00 per share.  The Company recorded the notes at a fair value of $3,800, based on the 2,000,000 shares of common stock for which the notes are convertible into and the fair value of the Company’s common stock of $0.0019 at the time of issuance. Accordingly, the Company recognized a debt discount of $1,996,200 pertaining to the Bateau notes.  Through September 30, 2025, $909,502 of the notes were amortized to interest expense.

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

In July 2025, the Company entered into multiple debt conversion transactions with Red Road, whereby $60,500 of principal and $3,360 of accrued interest were converted into 196,492,306 shares of common stock. The shares issued had a fair value of $117,895 at the date of conversion. As a result, the Company recognized a loss on conversion of debt of $58,535, which is presented within other income (expense) in the consolidated statements of operations.

On August 25, 2025, AES Capital converted $14,825 and $660 of principal and interest, respectively, into 71,688,657 shares of common stock. As a result, the Company recognized a loss on conversion of debt of $20,360, which is presented within other income (expense) in the consolidated statements of operations.

On September 25, 2025, AES Capital converted $4,550 and $804 of principal and interest, respectively, into 100,318,889 shares of common stock. As a result, the Company recognized a loss on conversion of debt of $14,710, which is presented within other income (expense) in the consolidated statements of operations.

In September 2025, the Company entered into multiple debt conversion transactions with Red Road, whereby $40,920 of principal were converted into 302,384,615 shares of common stock. The shares issued had a fair value of $75,477 at the date of conversion. As a result, the Company recognized a loss on conversion of debt of $34,557, which is presented within other income (expense) in the consolidated statements of operations. In addition, the Company incurred $6,000 of conversion-related fees, which are included in general and administrative expenses.

During the period ended September 30, 2025, the Company evaluated certain promissory notes issued to Whitcomb with the assistance of legal counsel. Two Whitcomb promissory notes issued on January 25, 2017 ($29,050) and May 30, 2017 ($32,640) were determined to be no longer legally enforceable due to the expiration of the applicable statute of limitations. Accordingly, the Company derecognized these notes and related accrued interest in accordance with ASC 405 and ASC 470.

As a result of this derecognition, the Company recognized a gain on extinguishment of debt of $138,242, which is included in other income (expense) in the accompanying statements of operations.

All notes past their maturity date are considered to be in default.

The following is a summary of the convertible notes:

	September 30,	December 31,
	2025	2024
Total convertible notes, principal outstanding	$2,654,089	$688,892
Less: unamortized debt discount	(939,094)	(5,333)
Convertible notes - net of debt discount	$1,714,995	$683,559

	September 30,	December 31,
	2025	2024
Convertible notes, principal - abandoned acquisition	$-	$8,000,000
Convertible notes, accrued interest - abandoned acquisition	-	235,617
Convertible notes and interest - abandoned acquisition	$-	$8,235,617

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

Derivative Liability

A summary of the activity of the derivative liability for the notes above is as follows:

Derivative
Liability
Balance at December 31, 2024	$126,544
Initial valuation of derivative	61,401
Derivative income due to mark to market adjustment	(68,805)
Balance at June 30, 2025	$119,140

During the period ended September 30, 2025, derivative liabilities associated with the Whitcomb promissory notes issued in 2017 were derecognized as a result of the extinguishment of the related debt obligations.

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy as of September 30, 2025, is as follows:

Inputs	September 30, 2025	June 30, 2025	March 31, 2025	Initial December 31, 2024
Stock price	$0.0002	$0.0006	$0.0019	$0.0015
Conversion price	$0.0001	$0.0004	$0.0007 - $0.0008	$0.0007 - $0.0008
Volatility (annual)	217.00%-278.34%	220.03%	171 .84%-213.52%	145.76% - 213.52%
Risk-free rate	3.68% - 4.02%	4.410%	4.32% - 4.24%	4.73% - 4.24%
Dividend rate	-	-	-	-
Years to maturity	0.25 - 0.89	0.25	0.25 - 0.51	0.25 - 0.51

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

In July 2025, the Company entered into multiple debt conversion transactions with Red Road, whereby $60,500 of principal and $3,360 of accrued interest were converted into 196,492,306 shares of common stock. The shares issued had a fair value of $117,895 at the date of conversion. As a result, the Company recognized a loss on conversion of debt of $57,395, which is presented within other income (expense) in the consolidated statements of operations.

On August 25, 2025, AES Capital converted $14,825 and $660 of principal and interest, respectively, into 71,688,657 shares of common stock.

On September 25, 2025, AES Capital converted $4,550 and $804 of principal and interest, respectively, into 100,318,889 shares of common stock.

In September 2025, the Company entered into multiple debt conversion transactions with Red Road, whereby $40,920 of principal were converted into 302,384,615 shares of common stock. The shares issued had a fair value of $75,477 at the date of conversion. As a result, the Company recognized a loss on conversion of debt of $34,557, which is presented within other income (expense) in the consolidated statements of operations. In addition, the Company incurred $6,000 of conversion-related fees, which are included in general and administrative expenses.

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

As of September 30, 2025 and December 31, 2024, there were 2,500,000 shares of Series B Preferred Stock outstanding.

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

As of September 30, 2025, there were 14,000,000 shares of Series C Preferred Stock outstanding.

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

On December 30, 2024, Kanno converted $150,000 in accrued interest into 15,000 shares of Series D stock.

As of September 30, 2025 and December 31, 2024, there were 70,000 shares of Series D preferred stock outstanding.

NOTE 8 — RELATED PARTY TRANSACTIONS

On March 31, 2024, the Company entered into a new consulting agreement with Ronald Hughes and North Arm Capital LLC. Per the terms of the agreement, effective January 1, 2024, Mr. Hughes is to be compensated $5,000 per month. In addition, the Company issued to Mr. Hughes a convertible promissory note for all accrued compensation as of December 31, 2023. The note for $517,000 is non-interest bearing and convertible into shares of common stock at $0.0006 per share. As of September 30, 2025 and December 31, 2024, there is $80,000 and $35,000 due to Mr. Hughes, respectively, for accrued consulting services.

On March 31, 2024, the Company entered into a new consulting agreement with Erik Blum and J W Price LLC. Per the terms of the agreement, effective January 1, 2024, Mr. Blum is to be compensated $26,666 per month. In addition, the Company issued to Mr. Blum a convertible promissory note for all accrued compensation as of December 31, 2023. The note for $594,460 is non-interest bearing and convertible into shares of common stock at $0.00055 per share. As of September 30, 2025 and December 31, 2024, there is $383,510 and $177,710 due to Mr. Blum, respectively, for accrued consulting services.

As of September 30, 2025 and December 31, 2024, there is $42,000 due to Mr. Yang, who resigned as CFO in January 2025.

The following is a summary of notes payable to related parties as of September 30, 2025:

Convertible note to Mr. Hughes for accrued compensation as of September 30, 2025. Non-interest bearing and convertible into shares of common stock at $0.0006 per share.	$517,000

Convertible note to Mr. Blum for accrued compensation as of September 30, 2025. Non-interest bearing and convertible into shares of common stock at $0.00055 per share.	594,460
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

As a result of the legal proceedings, the Company extinguished the full promissory note and accrued interest totaling $8,308,360 due to ChainTrade’s nonperformance and accordingly recognized a gain on extinguishment in the consolidated statements of operations.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net revenues	$25,404	$42,299	$77,302	$126,898
Net (loss) income	$(1,034,716)	$5,664,725	$5,899,253	$(8,852,956)
Net (loss) income per common share	$(0.00)	$0.00	$0.00	$(0.01)

NOTE 10 — SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, Subsequent Events, from the balance sheet date through the date the consolidated financial statements were issued and has determined that there are the following material subsequent events.

Subsequent to September 30, 2025, Red Road converted $36,460 of its outstanding convertible note payable into 581,435,898 shares of common stock.

Subsequent to September 30, 2025, AES converted $5,750 and $852 of principal and interest, respectively, into 122,260,741 shares of common stock.

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

Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024

Revenue

For the three months ended September 30, 2025 and 2024, we recognized $25,404 and $0 revenue, respectively. In the current period our revenue came via management fees from the newly acquired Bateau Asset Management Pty, Ltd.

General and Administrative Expenses

General and Administrative expenses (“G&A”) for the three months ended September 30, 2025 were $58,335 as compared to $62,446 for the comparable prior period, a decrease of $4,111 or 6.58%. In the current period we had G&A expense for Bateau of $53,219. This added G&A expense was offset by a decrease in legal fees and consulting expense during the period.

Compensation Expense – Related Party

Compensation Expense – Related Party for the three months ended September 30, 2025, was $110,000 as compared to $116,000 for the comparable prior period, a decrease of $6,000 or 5.2%.

Bad Debt Expense

For the three months ended September 30, 2025 and 2024, the Company recorded no bad debt expense, compared to $300,000 in the prior period.

Development Expense

During the three months ended September 30, 2025, we have new development expense of $10,000 for payments made to Plato Technologies compared to $68,800 for the comparable prior period.

Other Income (Expense)

Total other expense for the three months ended September 30, 2025, was $446,225 compared to total other income of $5,939,012 for the comparable prior period. In the current period we had interest expense of $435,329, of which $392,811 was for the amortization of debt discount, a gain of $16,425 related to the change in the fair value of derivatives, a loss on the issuance of convertible debt of $31,401 and a loss of $134,162 on conversion of debt. In the prior period we had interest expense of $118,892, a gain of $5,907,520 related to the change in the fair value of derivatives and a gain of $150,384 for debt extinguishment.

Net Loss

For the three months ended September 30, 2025, we had net loss of $605,355, mainly due to the interest expense and the change in fair value. For the three months ended September 30, 2024, we had net comprehensive income of $5,691,766, mainly due to the gain of $5,907,520 from change in fair value of derivatives.

Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

Revenue

For the nine months ended September 30, 2025 and 2024, we recognized $77,302 and $0 revenue, respectively. In the current period our revenue came via management fees from the newly acquired Bateau Asset Management Pty, Ltd.

General and Administrative Expenses

G&A for the nine months ended September 30, 2025 were $341,180 as compared to $191,612 for the comparable prior period, an increase of $149,568 or 78.1%. In the current period we had G&A expense for Bateau of $163,165. This added G&A expense was offset by a decrease in consulting and development expense during the period.

 Compensation Expense – Related Party

Compensation Expense – Related Party for the nine months ended September 30, 2025, was $332,000 as compared to $349,800 for the comparable prior period, a decrease of $17,800 or 5.1%.

Bad Debt Expense

For the nine months ended September 30, 2025, the Company recorded no bad debt expense, compared to $300,000 in the prior period.

Development Expense

During the nine months ended September 30, 2025, we have new development expense of $45,000 for payments made to Plato Technologies compared to $98,800 for the comparable prior period, a decrease of $53,800 or 54.5%.

Other Income (Expense)

Total other income for the nine months ended September 30, 2025, was $6,975,691 compared to total other expense of $7,831,621 for the comparable prior period. In the current period we had gain of $8,446,602 on extinguishment of debt, partially offset by interest expense of $1,323,517, of which $1,121,139 was for the amortization of debt discount, a gain of $68,805 related to the change in the fair value of derivatives, a loss on the issuance of convertible debt of $31,401 and a loss of $184,798 on conversion of debt. In the prior period we had interest expense of $186,955, a gain of $175,350 related to the change in the fair value of derivatives, and a gain of $150,384 for debt extinguishment and a loss $7,970,400 transaction expense.

Net Loss

For the nine months ended September 30, 2025, we had net income of $6,328,614, mainly due to the gain on extinguishment of debt of $8,446,602. For the nine months ended September 30, 2024, we had net loss of $8,446,602, mainly due to transaction expense of $7,970,400.

Liquidity and Capital Resources

During the nine months ended September 30, 2025, we used $273,324 of cash in operations compared to $165,094 used in the prior period.

During the nine months ended September 30, 2025, we netted $11,925 of cash from investing activities compared to $0 received in the prior period resulting from cash acquired pursuant to the Bateau acquisition.

During the nine months ended September 30, 2025, we netted $271,513 of cash from financing activities compared to $159,577 received in the prior period.

As of September 30, 2025, we have convertible notes, including accrued interest, due of $1,846,225. We also have notes payable to related parties of $1,111,460.

The following is a summary of the convertible notes:

	September 30,	December 31,
	2025	2024
Total convertible notes, principal outstanding	$2,654,089	$688,892
Less: unamortized debt discount	(939,094)	(5,333)
Convertible notes - net of debt discount	$1,714,995	$683,559

Off-Balance Sheet Arrangements

As of September 30, 2025, the Company had no off-balance sheet arrangements.

Going Concern

Our auditors have expressed substantial doubt as to our ability to continue as a going concern. The accompanying unaudited consolidated financial statements have been prepared on a going concern basis. For the nine months ended September 30, 2025, the Company had net comprehensive income of $6,328,614; however, this was largely due to the extinguishment of debt. We had net cash used in operating activities of $329,902 and an accumulated deficit of $19,889,057. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements by continuing to issue additional equity and debt securities. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures during the nine months ended September 30, 2025 were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The term “disclosure controls and procedures,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Notwithstanding the identified material weaknesses, management believes the financial statements included in this quarterly report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: January 13, 2026	FYNTECHNICAL INNOVATIONS INC. Formerly SMC ENTERTAINMENT,

	By:	/s/ Erik Blum
Name: Erik Blum
Title: Chief Executive Officer
(Principal Executive Officer) and Director

	By:	/s/ Eric Sherb
Name: Eric Sherb
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)